Form 10KSB
period 2001-12-31
JDLPHOTOS COM INC
filed 2002-03-27
CIK 1135194

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

         Commission file number 000-49600


                               JDLphotos.com, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   Colorado                                  84-1536670
      -------------------------------                   -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

              1127 Sumac Street
             Longmont, Colorado                                         80501
  ----------------------------------------                            ----------
  (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number (303) 678-9089

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
         Title of each class                             which registered

None
-------------------------------------            -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $.0001 par value
         --------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $97,278
                                                          -------

Of the 6,510,000 shares of voting stock of the registrant issued and outstanding as of March 23, 2002, 510,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                     PART I

Item 1.   Description of Business.

     (a)  Business Development.

     JDLphotos.com, Inc., was organized under the laws of the State of Colorado on March 15, 2000. We are engaged in the business of the marketing, sale and distribution of the reproductions and images of the photographs of Mr. James J. DeLutes, our President/Secretary/Treasurer and a director and an approximate 92.2% shareholder of JDLphotos.com. Mr. DeLutes is an award-winning photographer and has, personally and professionally, in excess of twenty-six years of experience. We incorporated Jim DeLutes Photography, our predecessor, in order to enable the company to take advantage of the capital markets and to expand operations to the Internet. We have entered into an exclusive license agreement with Mr. DeLutes that gives us the right to use all of his original photographs, including those available online, for a period of five years through March 15, 2005, with one renewal option, with his consent, for an additional five-year period. Our web site is located at http://www.JDLphotos.com. Information set
                                     ------------------------
forth on our web site is not part of this report. Our telephone and facsimile number is (303) 678-9089. For the year ended December 31, 2001, we realized revenues of $97,278 and a net loss of $(34,202) ($.01 per share). We realized revenues of $90,366 and a net loss of $(20,716) ($(.01) per share of common stock) for the year ended December 31, 2000.

     On March 15, 2000, pursuant to the Proprietorship Purchase Agreement dated March 15, 2000, we acquired 100% of Mr. DeLutes' interest in Jim DeLutes Photography, a sole proprietorship operated by him from May 1992 until its acquisition by us in March 2000. Jim DeLutes Photography's business, like JDLphotos.com's business, was limited to the marketing, sale and distribution of photographic prints and other products featuring Mr. DeLutes' photographs. We issued 3,000,000 shares of common stock and paid the sum of $14,157 for the company. As a result of the acquisition, we obtained net assets valued, at historical cost, at $23,887, including cash ($1,047), inventory ($10,658), prepaid booth rental deposits ($6,680), other assets ($1,590) and fixed assets, less accumulated depreciation ($3,712), including a display set ($677), computer equipment ($2,492), photography equipment ($75), other equipment ($-0-) and furniture ($468). The net value of the consideration delivered by Mr. DeLutes for the 3,000,000 shares was $9,730, at the rate of $.003 per share, representing the difference between the aggregate historical cost value of the assets, subject to the liabilities in the amount of $23,887, of Jim DeLutes Photography and the $14,157 cash sum received by him between April 1 and December 31, 2000, together with the shares. In the financial statements that accompany this report, the transaction was accounted for as a reorganization of entities under common control.

     We sold a total of 460,000 shares of common stock for gross proceeds of $115,000 under Regulation A under Section 3(b) of the Securities Act of 1933 during October and November 2001. The offering price of the shares of common stock sold in the offering was $.25 per share. See Part II, Item 4., "Recent
Sales of Unregistered Securities," for a more detailed description of this financing.

     Our objective is to become a successful online retailer/broker of the reproductions and images of Mr. DeLutes' photographs. Key elements of our strategy include the following:

     o Offering to our customers at competitive prices a broad selection of quality photographic reproductions and other products to be developed featuring Mr. DeLutes' photographs;

     o Delivering superior customer service and promoting repeat purchases through continuous enhancement of our technology, web site functionality and inventory;

     o Fostering consumer trust and satisfaction through our money-back guarantee policy; and

     o Continuing to maintain our relationships with Web Site Design by Chris Maher, Image Production by Larry Berman, http://www.calumetphoto.com,
                                                    ---------------------------
http://www.huntfor.com,   http://www.artquest.com,   http://www.photosights.com,
----------------------    -----------------------    --------------------------
http://www.regard-it.com/photolinks.htm,     http://www.fredsphoto.on.ca     and
---------------------------------------      ---------------------------
http://www.bazarin.com  and developing  relationships  with other companies that
----------------------
can help grow our business.

     See (b) "Business of Issuer" immediately below for a description of our current operations and future proposed activities.

     (b)  Business of the Issuer.

General
-------

     We presently market our products online, at juried art fairs held throughout the United States, through corporate interior designers and stock photography companies and/or otherwise. Our Internet web site enables us to market our products throughout the world, although our primary target market continues to be the United States. The Internet has become an increasingly significant medium for commerce in many industries. Our success depends upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. While we cannot be certain, we expect rapid growth in the use of and interest in the Internet to continue, although the rate of growth may not be at historical rates. We occupy a small niche within the sizable industry of the marketing and distribution of photographic reproductions because our products are limited to reproductions, and/or other products featuring images, of the unique photographs of Mr. DeLutes. We believe that our business will ultimately be profitable, albeit possibly not for the next several years during which expenses related to our expansion may cause us to incur a loss from operations. However, because of the uniqueness of our products, we do not consider the future of our business to be susceptible to prediction based upon any recognized industry trends.

Products
--------

     Our products are presently limited to the matted, framed prints of Mr. DeLutes' photographs. At December 31, 2001, our product inventory was valued, at cost, at $13,571. The items are physically located at our offices in our President's residence in Longmont, Colorado. Mr. DeLutes' photographs are artistic in nature and feature, among other things, plants, including, primarily, flowers and leaves; wildlife such as butterflies; weather phenomena, including lightning, sunrises and sunsets; and scenes of attractive locations, such as doors, windows and missions, in the southwestern United States. The seventy-two reproductions of Mr. DeLutes' photographs available on our web site are organized in groups of twelve by the subject matter of the photographs. The photographic images of Mr. DeLutes' work available on the Internet are representative of the photographs in his collection that are the most popular with the public. Each purchaser has his choice of black or white matting and a frame to complement the matting. If, upon receipt of his purchase, the purchaser is dissatisfied for any reason, he can take advantage of our money-back guarantee to obtain a refund of the purchase price of the print, less the cost of shipping and handling. A full refund, less shipping and handling, is available to dissatisfied purchasers for a period of one year from the date of purchase. No purchaser has ever requested a refund pursuant to our money-back guarantee policy through the date of this report. In order to diversify our product line, we allocated a minimum of $15,000 (approximately 23%) of the proceeds realized from our common stock offering completed in November 2001 for the development of new products featuring the images of Mr. DeLutes' photographs, including note cards and posters.

     Commencing January 10, 2002, PhotoCraft, Boulder, Colorado, has performed the printing of Mr. DeLutes' photographs that we market, sell and distribute. For the six years prior to this date, Slideprinter, Denver, Colorado, performed these printing services for us. We pay PhotoCraft for printing at a rate in a range from $1.00 to $100.00 per photographic print for five different sizes of prints. Since Slideprinter has performed services for us in the past, we believe that the company would be available to replace or assist PhotoCraft should that become necessary for any reason. We have no written agreements with PhotoCraft or Slideprinter. All matting and framing of the prints is performed by Mr. DeLutes using equipment owned, and located on the premises in Longmont, Colorado, occupied, by JDLphotos.com. This equipment includes a mat cutter, a dry mount press and a paper cutter. The space that we occupy at the Longmont, Colorado, facilities is adequate for Mr. DeLutes to perform the required matting and framing services. We do not plan to outsource matting and framing services until such time, if ever, that Mr. DeLutes' responsibilities as the sole executive officer and director of the company preclude his timely performance of these services.

     On March 15, 2000, we entered into the License Agreement dated effective as of March 15, 2000, with Mr. DeLutes. Pursuant to the License Agreement, we have the exclusive right to use all of Mr. DeLutes' original photographs, or transparencies, for a period of five years through March 15, 2005, to create photographic prints, images and likenesses from the transparencies for retail sale and distribution and to derive revenue from the commercial exploitation of the photographs in any manner whatsoever. As consideration for the license, we have agreed to pay Mr. DeLutes a royalty of ten per cent of each increment of $200,000 in Net Revenue realized on an annual basis from the retail sale of prints and other commercial exploitation of the photographs. "Net Revenue" is defined in the License Agreement as gross revenue, less certain expenses including freight and delivery charges, insurance, returns, taxes, discounts and allowances actually given. The royalty is payable by us upon our realization of each increment of $200,000 in gross revenue, less the aforementioned expenses in any year. No royalties have been paid to Mr. DeLutes pursuant to the License

Agreement because we have not yet realized $200,000 in Net Revenue in any year. The License Agreement is renewable for one additional five-year term with Mr. DeLutes' consent.

Online Retailing
----------------

     Our web site, the Internet address of which is http://www.JDLphotos.com, is
                                                    ------------------------
hosted by ProWebsite and maintained by Berman Graphics. The web site, which was established in March 2000, accounts for approximately 8% to 10% of our total gross revenues presently. Despite its limited history, the site was featured as the "Web Site of the Month" in the August 2000 issue of Shutterbug Magazine, a photography magazine with one of the largest circulations in the United States and in the November/December 2000 issue of Colorado Homes and Lifestyles Magazine. Our web site features seventy-two photographic reproductions and is organized into six galleries, each of which features twelve photographic prints organized around a particular theme. The themes of the six galleries include "Best of Studio Photos," "More Best of Studio Photos," "Collection of Scenics," "Southwest Scenics," "Lightning, Sunrise/Sunsets" and "Doors, Windows,
Missions." Generally, the prints feature photographs of flowers, butterflies, leaves, weather phenomena (including lightning, sunrises and sunsets) and scenes of missions and other attractive locations in the southwestern United States, primarily. The pages of the site, in addition to those featuring the galleries, contain Mr. DeLutes' statement, the schedule of shows, links to related sites, information on the procedure to purchase products and directions on taking advantage of our money-back guarantee. We believe that our site is attractive, logically organized and convenient for online purchasers. We have allocated a minimum of $5,000 (4.4%) of the proceeds received from our common stock offering completed in November 2001 for the expansion and enhancement of our web site, including but not limited to, adding galleries, information pages and links to the site and registering with additional search engines.

     As a small online retailer, we are dedicated to serving our customers with a broad selection of photographic reproductions featured on our web site located at http://www.JDLphotos.com and superior customer service. We strive to provide
   ------------------------
customers with a convenient shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. A high-resolution photograph of each available item is displayed in each gallery in real time and on a continuous basis; i.e., twenty-four hours per day, seven days per week. Detailed instructions are available on our site to enable the purchaser to consummate the purchase transaction with as much ease and simplicity as is possible. Payment arrangements can be made via the Internet using a credit card or by delivery of a check. To safeguard credit card transactions, we have implemented security measures, including, but not limited to, layering, locking and encryption. Visitors to the site can pose questions to Mr. DeLutes by calling our toll free telephone number. We market our web site through links to and alliances with compatible web sites, through traditional advertising methods and at the juried art shows attended by Mr. DeLutes. Our web site is linked to the following compatible web sites: Web Site Design by Chris Maher, Image Production by Larry Berman, http://www.calumetphoto.com, http://www.huntfor.com,
                            ---------------------------  ----------------------
http://www.artquest.com,                             http://www.photosights.com,
-----------------------                              --------------------------
http://www.regard-it.com/photolinks.htm,     http://www.fredsphoto.on.ca     and
---------------------------------------      ---------------------------
http://www.bazarin.com. The traffic on our Internet site increased significantly
----------------------
in December 2001. During that month, we averaged over 1,000 page hits and approximately 200 unique visitors to our web site per day. Unique visits and hits to our site may not continue at these rates.

     We attract and retain customers by emphasizing the following key factors:

     Extensive  Product  Selection.  We offer a broad  selection of photographic
     -----------------------------
reproductions. Our online business model enables us to aggregate a diverse product selection and dynamically change our product mix to meet consumer needs and interests.

     Superior  Shopping  Experience.  We believe  that we provide an  intuitive,
     ------------------------------
easy-to-use web site, offering extensive product selection. Each product presentation is supported by a high-resolution photograph of the item available for sale on our web site. We provide consumers with delivery direct to their door.

     Quality Customer  Service.  The typical online shopping  experience  begins
     -------------------------
with the search for products that meet specific needs, including the online ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. As of the date of this report, our in-house customer service operation is limited to our President, who is our sole employee as of the date of this report.

     Money-Back Guarantee.  We provide each customer with a money-back guarantee
     --------------------
permitting the return of the item within one year if the customer is not satisfied with it for any other reason.

The Internet and Electronic Commerce
------------------------------------

     The Internet has become an increasingly significant medium for communication, exchange of information and commerce. According to the U.S.
Department of Commerce, retail sales on the Internet increased 67% for the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. Nua Internet Surveys reports that the total number of people online grew to 304 million in 2000, an increase of 78% over 1999. We believe this increased usage is because of a number of factors, including the following:

     o    A large installed base of personal computers;

     o    Advances in the speed of personal computers and modems;

     o    Easier and less expensive access to the Internet;

     o    Improvements in network security, infrastructure and bandwidth;

     o    A wider range of online offerings; and

     o    Growing consumer awareness of the benefits of online shopping.

However, there are many risks associated with the conduct of business on the Internet, including, among others, security, viruses and fraud. While hacking is a serious threat to electronic commerce companies such as JDLphotos.com, the greatest threat to the security of our business transactions on the Internet is expected to arise from our own employees. JDLphotos.com, like most other online retailers, intends to continuously implement a wide range of hardware security measures to offer network protection and business continuity. Nevertheless, we believe that many companies lack the capital and/or customer demand to warrant a sizeable investment in electronic security protective applications and technologies. Further, while many companies have a formal security policy, we believe that nearly all are far from adequate and very few companies educate all members of staff, conduct risk analysis on a regular basis and regularly assess their software for security flaws.

     With the wide range of security flaws inherent in the Internet, we can be expected to be at a serious disadvantage, as compared to our competitors, especially with regard to electronic commercial transactions if we fail to protect or minimize the risks to JDLphotos.com from security threats. While the Internet represents a new and highly lucrative market, we expect to be challenged by the necessity to become fully aware of new technologies so that we can manage the risks associated with conducting transactions over the web. Another disadvantage to our conducting business on the Internet is the lack of physical representation enabling customers to inspect our merchandise in advance of placing an order and obtaining customer services from personnel with whom they are unable to interact in person. Because of this, we are committed to displaying our products at art shows and fairs where the type of customer unable to develop a comfort level in the absence of physical representation can examine an item prior to purchase. Nevertheless, we will likely be required to deal with dissatisfied customers believing that the item ordered online differs in its physical appearance from the photographic image viewed on the Internet. Despite the above-described and other risks of online retailing, we intend to focus on this method of displaying and retailing our inventory because of the significantly reduced cost to us of maintaining a limited retail facility and marketing staff.

Marketing
---------

     In the future, we expect the bulk of our business to be derived from online marketing. Our online marketing strategy is designed to attract customers most likely to shop online, convert browsers to buyers, meet or exceed customer expectations, drive repeat purchases and build enduring brand equity. Our web site, located at www.JDLphotos.com, is divided into six different galleries
                   -----------------
featuring a total of seventy-two photographic prints. Our web site also includes the artist's statement, an art show schedule, links to related sites and information on the procedure to purchase our products and take advantage of our money-back guarantee. We promote our web site through links to photography and other related web sites. There is a link to the following compatible web sites on our home page on the Internet: Web Site Design by Chris Maher, Image Production by Larry Berman, http://www.calumetphoto.com, http://www.huntfor.com,
                            ---------------------------  ----------------------
http://www.artquest.com,                             http://www.photosights.com,
-----------------------                              --------------------------
http://www.regard-it.com/photolinks.htm,     http://www.fredsphoto.on.ca     and
---------------------------------------      ---------------------------
http://www.bazarin.com.  Visitors  to our web site have the ability to link back
----------------------
and forth between our site and the above-listed sites on the Internet. In addition, Yahoo!, an Internet search engine, has recently included our web site in its search capabilities. The potential visitor to our web site, by typing certain phrases, such as "photography," "photographs," "nature and wildlife," and/or "personal exhibits" into Yahoo!'s search engine, can locate and obtain access to our web site, in addition to the web sites of other online retailers of photographic prints. We believe that retail sales have increased since our inception because of our increasing emphasis on online marketing.

     The primary marketing device that we utilize, excepting our Internet web site, is the presentation and marketing of our photographic reproductions at national juried art shows that Mr. DeLutes attends on our behalf across the United States in the spring and summer months, primarily, of each year. It is an honor and a privilege for us to be invited to attend these shows because we must be selected by a jury that reviews submissions of the work of many United States photographers in addition to Mr. DeLutes. The jury selection process is necessarily subjective and, accordingly, we cannot be certain of the number or the identity of the shows to which we will be invited from year to year. However, Mr. DeLutes estimates, based upon his experience over the past nine years, that we will be invited to attend approximately twenty juried art shows in any given year. Mr. DeLutes determines the best shows to which to submit his work based upon the amount of gross revenue realized from product sales at each show in past years and other research efforts.

     In addition to online marketing and marketing at juried art shows held throughout the United States, we market our photographic prints through "word of mouth" of corporate interior designers and stock photography companies. In addition, we intend to continue to use the traditional marketing methods we have employed in the past, including promotional mailings to customers that have previously purchased products from us or have expressed an interest in photography. We may also advertise in newspapers and use telemarketing, but we have no present plans to employ any of these methods of marketing at the present time.

     Presently, our primary customers are individuals who view Mr. DeLutes' work at the national juried art shows he attends annually. Corporate customers seeking photographic prints and images for office and/or building decor represent approximately 10% of the current market. We estimate that the potential market for photographic prints and images of Mr. DeLutes' work exceeds $250,000 annually for the next two years. Thereafter, we anticipate that an increase in sales of approximately 30% to 40% annually is possible. These predictions assume, however, enhanced online sales and marketing capabilities and our entry into additional strategic relationships to help promote our web site. None of our customers accounts for, or based upon existing orders will account for, a major portion (20% or more) of our sales. We have no existing sales contracts.

Fulfillment and Distribution
----------------------------

     We currently fulfill all customer orders from our facilities in Longmont, Colorado. Mr. James J. DeLutes, our sole executive officer, fills all customer orders. We presently manually update product availability on our web site. We pack the items on location at our offices and then deliver them to UPS, the United States Postal Service or other shipping company for distribution to consumers anywhere in the United States. We are committed to shipping accurate orders, efficiently and effectively. Mr. DeLutes brings to JDLphotos.com his expertise in fulfillment and distribution developed as a result of his experience with Jim DeLutes Photography. We intend to establish a distribution center in warehouse space separate from our offices at such time, if ever, as the demand for our photographic prints increases sufficiently.

Customer Service
----------------

     We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our President, Mr. James J. DeLutes, is our sole employee and, accordingly, we have no other personnel whose responsibilities are customer service and support in nature. Mr. DeLutes is available via telephone, generally, from 8:00 a.m. to 5:00 p.m., Mountain Time, Monday to Friday, and can also be reached by e-mail or facsimile. Presently, we provide, by e-mail order and shipping confirmation (with tracking numbers), notification of customers regarding out-of-stock situations and, for those orders, frequent updating of customers on order status.

     We are dedicated to customer satisfaction. We deliver on this commitment in a number of ways, including:

     o    A one-year refund if the shipment is not satisfactory;

     o Customer service guarantee of a three-day response time for all inquiries;

     o Privacy guarantee to use personal information exclusively to process orders and not to sell, trade or rent the information to other companies; and

     o Security guarantee ensuring protection of personal information and compensation to consumers for the amount of their liability, up to $50, in the unlikely event of unauthorized interception and use of their credit card.

Technology and Network Operations
---------------------------------

     We have implemented services and systems for site management, searching and customer interaction. Our system has been custom-designed and written for performance, reliability and scalability using software applications for:

     o Displaying merchandise in an organized, logical and customer-friendly way;

     o    Accepting, verifying, organizing and managing customer orders;

     o    Notifying and updating customers of order status;

     o    Managing shipment of products; and

     o    Electronic-commerce.

     These systems and services employ a combination of our own proprietary technologies and commercially available, licensed technologies. Our proprietary technologies are embodied in software that is exclusively owned and implemented by us. We have a non-exclusive license to use a shopping cart commerce application, which has been customized for us. This commerce application is integrated with our custom software, enabling a fully automated order fulfillment process. We realize many benefits from the integration of these systems, including:

     o    Tracking customer orders through the entire supply chain in real-time;

     o    Making rapid changes to processes such as a change in shipping policy;
and

     o    Efficiently expanding our infrastructure.

     Our operating system is Unix and our software platform and architecture is integrated with Apache web software. Our production system is located at our offices in El Segundo, California, and provides twenty-four-hour engineering and monitoring support. We address the goals of performance, reliability and scalability. Our objective is to have fast download times and make use of caching and load balancing at the web server and application level for optimal performance. We outsource development work to outside consultants. Our web site is up and running twenty-four hours a day, seven days a week. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our web site.

Competition
-----------

     The market for photographic reproductions is intensely competitive. Competition is expected to intensify in the future, which may result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We currently or potentially compete with a variety of companies located both inside and outside the United States engaged in brokering and/or dealing in photographic reproductions and images of every character and kind. Many of these companies are established and have significantly greater financial, technical, marketing and other resources. Additionally, many of these organizations have proven operating histories, which we lack. These companies include photographers, photographer agents and representatives, photography stock agencies, galleries, brokers and dealers and a limited number of online stores that sell photographic prints. It is not possible for us to be more specific about our competitors than to generally identify the aforementioned groups of photographers, suppliers of prints and others. This is because the artistry and uniqueness of Mr. DeLutes' work makes it impossible for any competitor to duplicate his images and photographic style. Accordingly, while we compete, generally, together with these competitors, for customers seeking photographic prints, purchase decisions are ultimately determined, for the most part, by the consumer's taste in photographic style and imagery. We believe that there will be an increasing number of online retailers of photographic prints and images, although Mr. DeLutes' photographs are unique and feature award-winning artistry and technique. The current price range for our photographic prints is from $20.00 to $425.00, depending, principally, upon the size of the print selected. Additionally, unlike many other competitors, we offer a full refund (not including shipping and handling) to dissatisfied customers for a period of one year from the date of purchase. We hope, to the extent practicable, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, through our focus on the Internet; which eliminates the need for a retail facility and a sizable marketing staff. However, our opportunity to obtain wholesale and other larger customers may also be limited by our financial resources and other assets.

     We believe that the following are principal competitive factors in the online market:

     o    Web site recognition;

     o    Inventory selection;

     o    Streamlined shopping experience;

     o    Reliability and speed of order shipment;

     o    Customer service;

     o    Speed and accessibility of web site;

     o    Convenience; and

     o    Price.

While we expect to compete on the basis of the quality and uniqueness of products that are "100% money-back guaranteed" and, to a lesser extent, on the basis of price, we are not certain that this strategy will be successful.

Intellectual Property
---------------------

     We rely on a combination of trademark, trade secret and copyright law to protect our intellectual property. These laws afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, photographic prints that we sell, product organization, product information and sales mechanics. Unauthorized persons may also attempt to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademark, "JDLphotos.com," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

     Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, with regard to our international operations, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Finally, if we sell photographic reproductions internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

     Pursuant to the License Agreement dated March 15, 2000, with Mr. James J. DeLutes, our sole executive officer and director, we have the exclusive right to use all of his original photographs, or transparencies, for a five-year period through March 15, 2005, to create photographic prints, images and likenesses from the transparencies for retail sale and distribution and to derive revenue from the commercial exploitation of the photographs in any manner whatsoever. As consideration for the license, we have agreed to pay Mr. DeLutes a royalty of ten per cent of the Net Revenue (gross revenue, less certain expenses including freight and delivery charges, insurance, returns, taxes, discounts and allowances actually given, as described in the License Agreement) realized on an annual basis from the retail sale of prints and other commercial exploitation of the photographs. The royalty is payable by us upon our realization of each increment of $200,000 in Net Revenue. The License Agreement is renewable for one additional five-year term with Mr. DeLutes' consent.

Government Regulation
---------------------

     We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade
Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third persons and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site.

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our posters, increase the cost of doing business as a result of litigation costs and/or increase service delivery costs.

Employees
---------

     Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder, is our only employee currently. He is employed on a full-time basis. Mr. DeLutes, as a result of his experience and expertise in photography and because of his business management experience and acumen, is considered to be key to our business success. We would have difficulty replacing Mr. DeLutes' experience and expertise. Mr. DeLutes devotes full time to the business and affairs of JDLphotos.com. We do not anticipate the employment of any additional individuals within the next twelve months. Mr. Scott M. Thornock, our former Secretary/Treasurer and a director of JDLphotos.com, resigned from these positions on May 8, 2001, because the time and effort demanded by his other business commitments made it impossible for him to devote the requisite time and effort to JDLphotos.com's business and affairs. We have no plans to replace Mr. Thornock for the foreseeable future.

     For his services, Mr. DeLutes has received, since March 1, 1999, reimbursement in the amount of $1,515 for payments for coverage under a group medical insurance benefits plan and, since January 1, 2001, a salary of $36,000 per annum. Of this amount, the sum of $18,000 was accrued for services he performed during the period from January 1 through June 30, 2001. As of the date of this report, we owe Mr. DeLutes the amount of $6,309 after offsetting the net amounts of $7,774 and $3,917 Mr. DeLutes borrowed from us during fiscal 2000 from the $18,000 total of accrued compensation. Mr. Thornock received no cash compensation for his services. No other cash compensation has been awarded to, earned by or paid to either Mr. DeLutes or Mr. Thornock since our organization for all services each individual has performed in all capacities for JDLphotos.com. These compensation arrangements are expected to continue for the foreseeable future. Except for our group medical insurance benefits plan, we have no plans to adopt any supplemental benefits or incentive arrangements at the present time. However, Mr. DeLutes, our President/Secretary/Treasurer, is a party to the License Agreement pursuant to which he will receive a royalty of ten per cent of each $200,000 increment of Net Revenue, as defined in the License Agreement, that JDLphotos.com realizes on an annual basis from the retail sale of prints and other commercial exploitation of Mr. DeLutes' original photographs, or transparencies, licensed to us. For a more detailed description of the License Agreement, see Part I, Item 7., "Certain Relationships and Related Transactions."

     On March 15, 2000, we issued 3,000,000 shares of common stock and paid the sum of $14,157 in cash to Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder, in exchange for 100% of Mr. DeLutes' interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. The net value of the consideration delivered by Mr. DeLutes for the shares was $9,730, at the rate of $.003 per share, representing the difference between the aggregate historical cost value of the assets, subject to the liabilities in the amount of $23,887, of Jim DeLutes Photography and the $14,157 cash sum received by Mr. DeLutes together with the shares. On May 8, 2001, Mr. DeLutes purchased all 3,000,000 shares of common stock owned by Mr. Scott M. Thornock, a former executive officer and director of JDLphotos.com. As of the date of this report, the aggregate 6,000,000 shares owned by Mr. DeLutes represent approximately 92.2% of our outstanding common stock.

Item 2.   Description of Property.

     We presently own no real property. We maintain our offices at the residence of Mr. James J. DeLutes, the President/Secretary/Treasurer, a director and an approximate 92.2% shareholder of JDLphotos.com, located at 1127 Sumac Street, Denver, Colorado 80501. Since April 1, 2001, we have paid rent to Mr. DeLutes for the use of space at his residence at the rate of $300 per month and, in addition, our 35% share of total utilities expenses and property taxes. This agreement is verbal, with no termination arrangements, and we have no lease with Mr. DeLutes. We paid our 35% share of all utilities expenses and property taxes, but no rent, for these facilities from the date of our organization on March 15, 2000, through March 31, 2001. These expenses totaled $4,445 and $1,796 for the years ended December 31, 2001, and 2000, respectively. The space we currently occupy is expected to be adequate to meet our foreseeable future needs. Our telephone and facsimile number is (303) 678-9089.


Item 3.   Legal Proceedings.

     We know of no legal proceedings to which we are a party or to which our property is the subject that are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information, Holders and Dividends.

          (i)     Market Information.  There  has  been  no  established  public
                  ------------------
     trading market for the common stock since our inception on March 15, 2000. We have no shares of common stock subject to outstanding options exercisable to purchase common stock. We have 6,050,000 shares of common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933.

          (ii)    Holders.  As of the date of this report, we have approximately
                  -------
     37 shareholders of record of our 6,510,000 outstanding shares of common stock.

          (iii)   Dividends.  We  have  never paid or declared any  dividends on
                  ---------
     our common stock and do not anticipate paying cash dividends in the foreseeable future.

     (b)  Recent Sales of Unregistered Securities.

     On March 15, 2000, we issued 3,000,000 shares of common stock and paid the sum of $14,157 in cash to Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder, in exchange for 100% of Mr. DeLutes' interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. The net value of the consideration delivered by Mr. DeLutes for the shares was $9,730, at the rate of $.003 per share, representing the difference between the aggregate historical cost value of the assets, subject to the liabilities ($23,887), of Jim DeLutes Photography and the $14,157 cash sum received by Mr. DeLutes together with the shares. On March 15, 2000, we issued 3,000,000 shares of common stock and paid the sum of $14,157 in cash to Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder, in exchange for 100% of Mr. DeLutes' interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. On September 30, 2000, we issued 3,000,000 shares of common stock to Mr. Scott M. Thornock, a former executive officer and director of JDLphotos.com, in consideration for services performed by him in connection with the organization of the company valued at $9,730, at the rate of $.003 per share. These services, performed over a period of approximately 49 hours, related to:
(a) the  development,  design,  layout and function of our site on the Internet;
(b) the development and maintenance of potential strategic relationships with other web sites and portals; (c) the development and implementation of marketing strategies, including the expansion of distribution channels; (d) the formation and capitalization of JDLphotos.com, including the amount of required funding; and (e) coordinating the efforts of Cordovano and Harvey, P.C., our independent auditors. Mr. DeLutes purchased all 3,000,000 shares of common stock owned by Mr. Thornock on May 8, 2001. As of the date of this report, the aggregate 6,000,000 shares owned by Mr. DeLutes represent approximately 92.2% of our outstanding common stock.

     On September 30, 2000, we issued 50,000 shares of common stock to Patricia Cudd, Esq., the sole proprietor of Cudd & Associates, our special securities counsel, for the performance of legal services in organizing JDLphotos.com valued at $162, at the rate of $.003 per share. The 50,000 shares owned by Patricia Cudd, Esq., represent approximately .8% of our outstanding common stock.

     With respect to the sales described above, we relied upon Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering, as an exemption from the registration requirements of Section 5 of the Securities Act of 1933. Each of the purchasers was an executive officer and director or legal counsel to the company at the time of the purchase. Each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of his or her investment. Each purchaser represented in writing that he or she acquired the securities for investment for his or her own account and not with a view to distribution. Stop transfer instructions have been issued to our transfer agent with respect to the securities, and the transfer agent has been instructed to issue the certificates representing the securities bearing a restrictive investment legend. Each purchaser signed a written agreement stating that the securities will not be sold except by registration under the Securities Act of 1933 or pursuant to an exemption from registration.

     During October and November 2001, we issued an aggregate of 460,000 shares of common stock to a total of thirty-five persons, all of whom are residents of the State of Colorado, for cash consideration totaling $115,000. The offering price of the shares was $.25 per share. We made the sales in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Regulation A promulgated under the Securities Act of 1933, and in reliance upon the exemption with the Colorado Division of Securities afforded under Section 11-51-308(1)(p) of the Colorado Securities Act. No underwriter was employed in connection with the offering and sale of the shares. The facts we relied upon to make the Federal exemption available include, among others, the following:

     (i) The aggregate offering price for the offering of the shares of common stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance upon the exemption under Regulation A;

     (ii) The required number of manually executed originals and true copies of Form 1-A were duly and timely filed with the U.S. Securities and Exchange Commission;

     (iii)   The fact that we have not been since our inception:

          (a) Subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

          (b) An "investment company" within the meaning of the Investment Company Act of 1940;

          (c) A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; or

          (d)     Disqualified because of Regulation (Section) 230.262.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

General
-------

     We derive our revenue exclusively from the marketing, sale and distribution of the reproductions and images of the photographs of Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder. He is an award-winning photographer with in excess of twenty-six years of experience. We presently market our products online, at juried art fairs held throughout the United States, through corporate interior designers and stock photography companies and/or otherwise. Our Internet web site enables us to market our products throughout the world, although our primary target market continues to be the United States. The Internet has become an increasingly significant medium for commerce in many industries. Our success depends upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. While we cannot be certain, we expect rapid growth in the use of and interest in the Internet to continue, although the rate of growth may not be at historical rates. We occupy a small niche within the sizable industry of the marketing and distribution of photographic reproductions because our products are limited to reproductions, and/or other products featuring images, of the unique photographs of Mr. DeLutes. We believe that our business will continue to be profitable, albeit possibly not for the next several years during which expenses related to our expansion may cause us to incur a loss from operations. We expect that we may incur losses for the next several years as a result of the expansion of our operations to the Internet. In order for us to operate profitably, the funds we expend for hosting, maintenance, expansion, enhancement and otherwise in connection with our web site will be required to be offset by the revenues realized from online sales. However, because of the uniqueness of our products, we do not consider the future of our business to be susceptible to prediction based upon any recognized industry trends.

     We intend to expand our activities with the proceeds available from our common stock offering completed in November 2001 for gross proceeds of $115,000 and/or otherwise. Our current plans include the development of new products, such as a line of note cards and posters; increased online marketing and marketing to corporate interior designers, agencies and collectors and in other new markets; and the enhancement and improvement of our Internet web site. We allocated a minimum of $15,000, $5,000 and $5,000 of the proceeds of our recently-completed stock offering for new product development, marketing and enhancement of our web site, respectively. We also have plans to attend a greater number of art shows and fairs held annually throughout the United States.

Results of Operations
---------------------

Year Ended December 31, 2001, Versus Year Ended December 31, 2000
-----------------------------------------------------------------

     We incurred a net loss of $(34,202) ($(.01) per share) for the year ended December 31, 2001, as compared to a net loss of $(23,767) ($(.01) per share) for the year ended December 31, 2000.

     Our revenues increased approximately 8% from $90,366 for the year ended December 31, 2000, to $97,278 for the year ended December 31, 2001. We attribute the modest increase in revenues to increased marketing activities, primarily online. We enjoy increased visibility and credibility as a result of our presence on the Internet. However, increased online marketing has failed to translate into an increase in online sales. Revenues from online sales remained constant in a range from approximately 8% to approximately 10% of total revenues during the year ended December 31, 2001, as compared to the year ended December 31, 2000. We expect a significant increase in online sales at some time in the future because of current and additional online marketing activities that we have planned.

     General and administrative expenses increased approximately 228%, from $23,265 for the year ended December 31, 2000, to $76,313 for the year ended December 31, 2001. Selling expenses increased approximately 19%, from $23,080 to $27,413 for the year ended December 31, 2000, and 2001, respectively. Cost of revenues decreased approximately 16%, from $31,652 to $26,709 for the years ended December 31, 2000, and 2001, respectively. For the year ended December 31, 2001, we had interest expenses of $(1,169) and $124 of other income, as compared to interest expense of $(274) and $138 of other income for the year ended December 31, 2000.

Financial Condition and Liquidity
---------------------------------

     To date, we have been funded through $20,500 in bridge financing in the form of loans from our sole existing and a former executive officer, director and controlling shareholder and the sale of common stock for gross proceeds of $115,000 under Section 3(b) and Regulation A under the Securities Act of 1933 during October and November 2001. On November 29, 2001, we paid $21,677 in satisfaction of the principal balance of the notes, together with all accrued interest at the rate of 6% per annum, evidencing the loans from management and former management out of the proceeds of the securities offering completed in November 2001. We had working capital of $79,960 as of December 31, 2001. Our strategy in the near future is to continue to increase marketing on the Internet and implement certain online marketing activities that we believe will increase online sales in the near future. We believe that our future success will be the result of increasing JDLphotos.com's market share by continuing to increase online and other marketing activities and maintaining our continued emphasis on premiere customer service and a strong product line.

     As of December 31, 2001, we had total assets of $102,932, including total current assets of $94,996, net property and equipment of $5,537 and net intangible assets of $2,399. We had total liabilities (current) of $15,036 as of December 31, 2001. We had a retained loss of $(50,783) and total shareholders' equity of $87,896 as of December 31, 2001.

     Net cash used in operating activities was $(9,566) for the year ended December 31, 2001, because of the net loss of $(34,202) incurred during the period and the decrease in inventory and other current assets of $(2,200), offset by advances and accrued expenses to our President of $10,266, the increase in accounts payable and other current liabilities of $7,704, $4,667 in contributed services and depreciation and amortization of $4,239. For the year ended December 31, 2001, net cash used in investing activities was $(4,395) as a result of capital expenditures and net cash provided by financing activities was $89,941 because of gross proceeds of $115,000 realized from our common stock offering under Regulation A and $2,500 in proceeds from loans, offset by payments of $(20,500) on the notes evidencing the loans and offering costs of

$(7,059). Cash increased by $75,980, from $2,859 at the beginning of the year to $78,839 at the end of the year, because of operating, investing and financing activities.

Milestones
----------

     In order to become fully operational and profitable, we must increase our inventory of photographic prints, enhance our web site, thoroughly market the "JDLphotos.com" brand name and our products and develop a full line of new products, including, initially, a line of note cards and posters. We are currently in the process of increasing our inventory of photographic prints. We will pursue the other steps with the funds raised in our offering of common stock completed in November 2001. However, funding for the completion of these milestones is dependent upon the receipt of capital from equity and/or debt financing in addition to that received from our stock offering and/or the realization of profits from operations. Because of this, we are unable to anticipate the timing of the milestones. Further, because we have only commenced the first milestone listed above, we are not yet able to determine the costs associated with each milestone.

     The probable consequences to us of delays in achieving each of the milestones listed immediately above is that we will likely continue to incur operating and net losses during the period of the delays, and the rate at which we incur these losses may increase. Any delays are expected to have an adverse effect on our liquidity because we intend to increase our costs and expenses substantially as we obtain additional inventory; increase our sales and marketing activities; increase our general and administrative functions to support our growing operations; and further develop our Internet web site. In the event that we are unable to implement our business plan and/or continue as a going concern because of the realization of continuing losses, we may need to dramatically change in our business plan, sell or merge our business or face bankruptcy.

Risks and Uncertainties
-----------------------

     We have a history of losses. We have been unable to achieve profitability despite the establishment and maintenance of our web site on the Internet in March 2000. We expect our losses to continue in the foreseeable future. We may be unable to generate increased Internet sales despite our increasing online marketing activities. The anticipated significant increase in online sales at some time in the future because of current and additional online marketing activities that we have planned may never materialize. Accordingly, we may never be profitable unless our online marketing campaign translates into increased online sales at some future time.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

Item 7.   Financial Statements.

     The Financial Statements of JDLphotos.com, Inc., the Notes to Financial Statements and the Independent Auditors' Report of Cordovano and Harvey, P.C., independent certified public accountants, required by this Item 7. commence on page F-1 and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                                                                       Page
                                                                       ----

Independent Auditor's Report.......................................    F-2

Balance Sheet, December 31, 2001...................................    F-3

Statements of Operations, for the years ended December 31, 2001,
  and 2000.........................................................    F-4

Statement of Changes in Shareholders' Equity, for the years ended
 December 31, 2001, and 2000.......................................    F-5

Statements of Cash Flows, for the years ended December 31, 2001,
  and 2000.........................................................    F-6

Notes to Financial Statements......................................    F-7 to
                                                                        F-12


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no independent accountant prior to the retention of Cordovano and Harvey, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in March 2000. There has been no change in our independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through the date of this report.


                                    PART III

Item 9.   Directors,   Executive   Officers,  Promoters  and  Control   Persons;
          Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers
--------------------------------

     Set forth below is the name, age, position with JDLphotos.com and business experience of our sole director and executive officer.

        Name                 Age                       Title
--------------------         ---          -------------------------------

James J. DeLutes*            48           President, Secretary, Treasurer
                                          and Director

-----------------------

     *The above-named individual may be deemed to be our "promoter" and "parent," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933.

General
-------

     Directors hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. DeLutes is employed full time by JDLphotos.com. Set forth below under "Business Experience" is a description of his business experience.

Business Experience
-------------------

     James  J.  DeLutes  has  served  as  the   President   and  a  director  of
     ------------------
JDLphotos.com since its inception on March 15, 2000 and, in addition, as the company's Secretary/Treasurer since May 8, 2001. He has over twenty-six years of experience as a photographer and displays and markets his work at national and regional art shows held throughout the United States. From May 1992 until the organization of JDLphotos.com in March 2000, Mr. DeLutes was the sole proprietor of Jim DeLutes Photography, a Longmont, Colorado, company engaged in the marketing of his fine art photography. Since 1996, he has been the sole proprietor of Colorado Artist Tour, a company that markets subscriber-based information packets promoting art shows in Colorado. From 1996 through December 2000, Mr. DeLutes served as the sole executive officer and director and a controlling shareholder of Colorado Canopy Company, a distribution company representing and selling portable canopies for E-Z UP International, Inc., a California corporation. From 1995 until his resignation in 1996, he served as the Director for the ArtFair and the Fall Festival, two arts festivals held annually in Boulder, Colorado, sponsored by Downtown Boulder Inc. Mr. DeLutes' photography has received a number of awards and certain images were selected in 1995 for the poster of the opening ceremonies of the Denver International Airport. He is self-taught in the art of photography and his work is currently included in many corporate and private collections, both nationally and internationally.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of JDLphotos.com on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the U.S. Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Mr. DeLutes, our sole executive officer, director and greater than 10% beneficial owner of our common stock, has complied with Section 16(a) filing requirements applicable to him during our fiscal year ended December 31, 2001.


Item 10.  Executive Compensation

     The following table sets forth information concerning the compensation of Mr. James J. DeLutes, our sole executive officer, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2001 fiscal year and the period from our inception on March 15, 2000, through December 31, 2000.


                           SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                Annual Compensation               Awards
                           ----------------------------   ----------------------
  (a)          (b)           (c)               (d)                 (e)
Name and                                   Other Annual         Securities
Principal                                  Compensation         Underlying
Position       Year        Salary($)           ($)            Options/SAR's(#)
--------------------------------------------------------------------------------

James J.      2001(1)     $  36,000(2)      $1,515(3)             -0-
DeLutes,      2000        $     -0-         $  -0-                -0-
President
Secretary
and
Treasurer

------------------

     (1) Mr. DeLutes replaced Mr. Scott M. Thornock, a former executive officer, director and shareholder, in the positions of Secretary and Treasurer of JDLphotos.com on May 8, 2001.

     (2) Of this amount, the sum of $18,000 was accrued for services performed during the period from January 1 through June 30, 2001. We were indebted to Mr. DeLutes in the amount of $6,309 as of December 31, 2001, as a result of the $18,000 total of accrued compensation offset by the net amounts of $7,774 and $3,917 Mr. DeLutes borrowed from us during the 2000 fiscal year. The balance of $6,309 remains due to Mr. DeLutes as of the date of this report.

     (3) Represents reimbursement for payments for coverage under a group medical insurance benefits plan.

General
-------

     Since our inception on March 15, 2000, Mr. James J. DeLutes, our President, Secretary and Treasurer, has been our sole full-time employee. For his services,

Mr. DeLutes received a salary of $36,000 per annum during the fiscal year ended December 31, 2001, and reimbursement in the amount of $1,515 for payments for coverage under a group medical insurance benefits plan. Eighteen thousand dollars of Mr. DeLutes' salary was accrued for services he performed during the period from January 1 through June 30, 2001. Of this amount, the balance of $6,309 was due to him as of December 31, 2001, after offsetting the net amounts of 7,774 and $3,917 he borrowed during the 2000 fiscal year. As of the date of this report, the sum of $6,309 remains due to Mr. DeLutes. He expects to receive a salary of $36,000 per annum and coverage under a group medical insurance benefits plan for his services to us in all capacities for the foreseeable future. Mr. Scott M. Thornock, our former Secretary/Treasurer and director, did not earn or receive any cash compensation for his services to us in these capacities during the period from our organization on March 15, 2000, through the date of his resignation on May 8, 2001. No other cash compensation has been awarded to, earned by or paid to either Mr. DeLutes or Mr. Thornock since our organization on March 15, 2000, for all services rendered in all capacities to JDLphotos.com.

     On March 15, 2000, we issued 3,000,000 shares of common stock to Mr. DeLutes and paid him the sum of $14,157 in cash in exchange for 100% of his interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. The net value of the consideration delivered by Mr. DeLutes for the shares was $9,730, after deducting the $14,157 cash sum received by him between April 1 and December 31, 2000, from the aggregate historical cost value of the assets, subject to the liabilities ($23,887), of Jim DeLutes Photography. On September 30, 2000, we issued 3,000,000 shares of common stock to Mr. Thornock for services performed in connection with our organization valued at $9,730. Mr. DeLutes purchased all 3,000,000 of Mr. Thornock's shares on May 8, 2001. As of the date of this report, the aggregate 6,000,000 shares owned by Mr. DeLutes represent approximately 92.2% of our outstanding common stock.

Stock Option Grants
-------------------

     We have granted no options exercisable to purchase common stock since our inception.

Long-Term Incentive Plans
-------------------------

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. The provisions of these plans would be at the discretion of our Board of Directors.

Indemnification
---------------

     Under Colorado law and pursuant to our Articles of Incorporation, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, we have been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

Compensation of Directors
-------------------------

     Our directors receive no compensation pursuant to any standard arrangement for their services as directors.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of the date of this report, by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Mr. James J. DeLutes, the only shareholder named in the table, has sole voting and investment power with respect to the shares of common stock he beneficially owns.

                                            Shares           Percentage
        Name and Address of              Beneficially            of
         Beneficial Owner                 Owned (1)           Class (1)
----------------------------------       ------------        ----------

James J. DeLutes (2)                       6,000,000           92.17%
1127 Sumac Street
Longmont, Colorado  80501

All Directors and Executive                6,000,000           92.17%
Officers as a Group (One Person)

-------------------

     (1) Represents the number of shares of common stock owned of record and beneficially by the named person or group, expressed as a percentage of 6,510,000 shares of our common stock issued and outstanding as of the date of this report.

     (2)   Executive   officer  and  member  of  the  Board  of   Directors   of
JDLphotos.com.


Item 12.  Certain Relationships and Related Transactions.

     On March 15, 2000, pursuant to the Proprietorship Purchase Agreement dated March 15, 2000, with Mr. DeLutes, our sole executive officer, director and controlling shareholder, we issued 3,000,000 shares of common stock and paid the sum of $14,157 in cash to him in exchange for 100% of his interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. The assets included the following: cash ($1,047), inventory ($10,658), prepaid booth rental deposits ($6,680), other assets ($1,590) and fixed assets, less accumulated depreciation ($3,712), including a display set ($677), computer equipment ($2,492), photography equipment ($75), other equipment ($-0-) and furniture ($468). The net value of the consideration delivered by Mr. DeLutes for the shares was $9,730, at the rate of $.003 per share, representing the difference between the aggregate historical cost value of the assets, subject to the liabilities ($23,887), of Jim DeLutes Photography and the $14,157 cash sum received by him between April 1 and December 31, 2000, together with the shares. The transaction was accounted for as a reorganization of entities under common control. On May 8, 2001, Mr. DeLutes purchased all 3,000,000 shares of common stock owned by Mr. Scott M. Thornock, a former executive officer and director of JDLphotos.com. As of the date of this report, the aggregate 6,000,000 shares owned by Mr. DeLutes represent approximately 92.2% of our outstanding common stock.

     On September 30, 2000, we issued 3,000,000 shares of common stock to Mr. Thornock in consideration for services performed by him in connection with the organization of the company valued at $9,730, at the rate of $.003 per share. These services, performed over a period of approximately 49 hours, related to:
(a) the  development,  design,  layout and function of our site on the Internet;
(b) the development and maintenance of potential strategic relationships with other web sites and portals; (c) the development and implementation of marketing strategies, including the expansion of distribution channels; (d) the formation and capitalization of JDLphotos.com, including the amount of required funding; and (e) coordinating the efforts of Cordovano and Harvey, P.C., our independent auditors. On May 8, 2001, Mr. Thornock resigned as an executive officer and director of JDLphotos.com and sold all 3,000,000 of his shares to Mr. DeLutes.

     On December 31, 2001, we issued 50,000 shares of common stock to Patricia Cudd, Esq., the sole proprietor of Cudd & Associates, our special securities counsel, for the performance of legal services in organizing JDLphotos.com valued at $162, at the rate of $.003 per share. The 50,000 shares owned by Patricia Cudd, Esq., represent approximately .8% of our outstanding common stock.

     On March 15, 2000, we entered into the License Agreement dated effective as of that same date with Mr. DeLutes. Pursuant to the License Agreement, we have the exclusive right to use all of Mr. DeLutes' original photographs, or transparencies, for a five-year period through March 15, 2005, to create photographic prints, images and likenesses from the transparencies for retail sale and distribution and to derive revenue from the commercial exploitation of the photographs in any manner whatsoever. As consideration for the license, we have agreed to pay Mr. DeLutes a royalty of ten per cent of each increment of $200,000 in Net Revenue realized on an annual basis from the retail sale of prints and other commercial exploitation of the photographs. "Net Revenue" is defined in the License Agreement as gross revenue, less certain expenses including freight and delivery charges, insurance, returns, taxes, discounts and allowances actually given. No royalties have been paid to Mr. DeLutes pursuant to the License Agreement because we have not yet realized $200,000 in Net Revenue in any year. The License Agreement is renewable for one additional five-year term with Mr. DeLutes' consent.

     During the year ended December 31, 2000, Mr. DeLutes borrowed the net amounts of $7,774 and $3,917 from us. Also, during the year ended December 31, 2001, we accrued compensation in the amount of $18,000 for services performed by Mr. DeLutes during the period from January 1 through June 30, 2001. We were indebted to Mr. DeLutes in the amount of $6,309 as of December 31, 2001, as a result of the accrued compensation totaling $18,000 offset by the net amounts of $7,774 and $3,917 Mr. DeLutes borrowed during the 2000 fiscal year. The balance of $6,309 remains due to Mr. DeLutes as of the date of this report.

     Mr. Thornock loaned a total of $16,000 to JDLphotos in increments of $4,000 on each of August 28, September 1, October 31 and December 22, 2000. The loans were evidenced by four promissory notes in the principal amount of $4,000 each bearing interest at the rate of six per cent per annum. Mr. DeLutes loaned us the sums of $2,000 and $2,500 on August 18, 2000, and February 16, 2001, respectively, as evidenced by the promissory notes dated August 18, 2000, and February 16, 2001, respectively, in the principal amounts of $2,000 and $2,500, respectively, bearing interest at the rate of six per cent per annum. The proceeds of the bridge financing provided by Messrs. Thornock and DeLutes were used to offset costs of our common stock offering completed in November 2001. The $20,500 principal balance of the notes, together with all accrued interest in the amounts of $1,169 for the year ended December 31, 2001, and $274 for the year ended December 31, 2000, was paid on November 29, 2001, out of the proceeds of our recently-completed stock offering.

     Since April 1, 2001, we have rented space from Mr. DeLutes at his residence located at 1127 Sumac Street, Longmont, Colorado 80501, at the rate of $300 per month and paid associated utilities expenses and property taxes at the rate of 35% of the total of these expenditures. There are no termination arrangements in this verbal agreement with Mr. DeLutes to provide us with space. We paid our 35% share of total utilities expense and property taxes, but no rent, for these facilities from the date of our organization on March 15, 2000, through March 31, 2001. These expenses totaled $4,445 and $1,796 for the years ended December 31, 2001, and 2000, respectively.

     Because of his present management positions with, organizational efforts on behalf of and percentage share ownership in, JDLphotos.com, Mr. DeLutes may be deemed to be a "parent" and "promoter" of JDLphotos.com, as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of this relationship, transactions between Mr. DeLutes and us, such as the Proprietorship Purchase Agreement pursuant to which we purchased Jim DeLutes Photography and the License Agreement described above, should not be considered to have occurred at arm's-length.


Item 13.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed with this Annual Report on Form 10-KSB by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item
Number                                 Description
------    ----------------------------------------------------------------------

 3.1 Articles of Incorporation of JDLphotos.com, Inc., filed March 15, 2000. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

 3.2      Bylaws of JDLphotos, Inc. (Incorporated herein by reference to Exhibit
          3.2 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 2, 2002.)

 4.0*     Form of stock certificate.

10.1 Proprietorship Purchase Agreement dated March 15, 2001 between JDLphotos.com, Inc., and James J. DeLutes. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.2 License Agreement dated March 15, 2001 between JDLphotos.com, Inc., and James J. DeLutes. (Incorporated herein by reference to Exhibit
          10.2 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.3 Promissory Note dated August 18, 2000, from JDLphotos,com, Inc., as the maker, to James J. DeLutes, as the holder, in the principal amount of $2,000, bearing interest at the rate 6% per annum. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.4 Promissory Note dated August 28, 2000, from JDLphotos,com, Inc., as the maker, to Scott M. Thornock, as the holder, in the principal amount of $4,000, bearing interest at the rate of 6% per annum. (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.5 Promissory Note dated September 1, 2000, from JDLphotos,com, Inc., as the maker, to Scott M. Thornock, as the holder, in the principal amount of $4,000, bearing interest at the rate of 6% per annum. (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.6 Promissory Note dated October 31, 2000, from JDLphotos,com, Inc., as the maker, to Scott M. Thornock, as the holder, in the principal amount of $4,000, bearing interest at the rate of 6% per annum. (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.7 Promissory Note dated December 22, 2000, from JDLphotos,com, Inc., as the maker, to Scott M. Thornock, as the holder, in the principal amount of $4,000, bearing interest at the rate of 6% per annum. (Incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

10.8 Promissory Note dated February 16, 2001, from JDLphotos,com, Inc., as the maker, to James J. DeLutes, as the holder, in the principal amount of $2,500, bearing interest at the rate of 6% per cent per annum. (Incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10-SB, File No. 000-49600, filed January 22, 2002.)

------------------

*Filed herewith.

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001, covered by this Annual Report on Form 10-KSB.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JDLPHOTOS.COM, INC.




Date:  March 19, 2002                      By:              /s/ James J. DeLutes
                                               ---------------------------------
                                               James J. DeLutes, President,
                                               Secretary and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 19, 2002                      By:              /s/ James J. DeLutes
                                               ---------------------------------
                                               James J. DeLutes, President,
                                               Secretary, Treasurer and Director

                               JDLPHOTOS.COM, INC.

                              Financial Statements
                   (With Independent Auditors' Report Thereon)

                           December 31, 2001 and 2000




















                           Cordovano and Harvey, P.C.
                          Certified Public Accountants
                                Denver, Colorado

                               JDLPHOTOS.COM, INC.
                          Index to Financial Statements

                                                                         Page
                                                                        ------

Independent auditors' report........................................     F-2

Balance sheet, December 31, 2001....................................     F-3

Statements of operations, for the years
    ended December 31, 2001 and 2000................................     F-4

Statement of changes in shareholders' equity, for the years
    ended December 31, 2001 and 2000................................     F-5

Statements of cash flows, for the years
    ended December 31, 2001 and 2000................................     F-6

Notes to financial statements.......................................     F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
JDLPhotos.com, Inc.:


We have audited the accompanying balance sheet of JDLPhotos.com, Inc. as of December 31, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JDLPhotos.com, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Cordovano and Harvey, P.C.

Cordovano and Harvey, P.C.
Denver, Colorado
March 4, 2002

                               JDLPHOTOS.COM, INC.
                                  BALANCE SHEET

                                December 31, 2001


                                     Assets

Current assets:
    Cash...............................................................     $     78,839
    Merchandise inventories, at cost...................................           13,571
    Prepaid expenses...................................................            2,586
                                                                            ------------
          Total current assets.........................................           94,996

Property and equipment, net (Note 3)...................................            5,537
Intangible assets (Note 3).............................................            2,399
                                                                            ------------
                                                                            $    102,932
                                                                            ============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable...................................................     $      5,075
    Payroll tax payable................................................            3,652
    Indebtedness to related party (Note 2).............................            6,309
                                                                            ------------
          Total current liabilities....................................           15,036
                                                                            ------------

Shareholders' equity (Note 5):
    Preferred stock, $.001 par value, 10,000,000 shares authorized;
       -0- shares issued and outstanding...............................              -
    Common stock, $.0001 par value, 50,000,000 shares authorized;
       6,510,000 shares issued and outstanding.........................              651
    Additional paid-in capital.........................................          138,028
    Retained loss......................................................          (50,783)
                                                                            ------------
          Total shareholders' equity...................................           87,896
                                                                            ------------
                                                                            $    102,932
                                                                            ============







                 See accompanying notes to financial statements

                               JDLPHOTOS.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                                 For the Years Ended
                                                                    December 31,
                                                         -----------------------------------
                                                               2001               2000
                                                         ----------------   ----------------

Revenues..........................................       $       97,278     $       90,366
                                                         ----------------   ----------------
Costs and expenses:
    Cost of revenues..............................               26,709             31,652
    Selling.......................................               27,413             23,080
    General and administrative (Note 2 and 5).....               76,313             23,265
                                                         ----------------   ----------------
             Total costs and expenses.............              130,435            110,946
                                                         ----------------   ----------------
             Operating loss.......................              (33,157)           (20,580)

Other income (expense):
    Interest expense, related parties (Note 2)....               (1,169)              (274)
    Other income..................................                  124                138
                                                         ----------------   ----------------
             Loss before income taxes.............              (34,202)           (20,716)

Provision for income taxes (Note 4)...............                  -                  -
                                                         ----------------   ----------------
             Net loss.............................       $      (34,202)    $      (20,716)
                                                         ================   ================

Pro forma information (Note 4):
    Proprietor's distributions....................                    -             (3,051)
    Income taxes..................................                    -                -
                                                         ----------------   ----------------
             Pro forma net loss...................       $      (34,202)    $      (23,767)
                                                         ================   ================
    Pro forma loss per share (Note 1):
       Basic and diluted..........................       $        (0.01)    $        (0.01)
                                                         ================   ================
       Weighted average number of shares of
          common stock outstanding................            6,055,897          3,762,500
                                                         ================   ================










                 See accompanying notes to financial statements

                               JDLPHOTOS.COM, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the years ended December 31, 2001 and 2000


                                                                           Common Stock        Additional
                                                       Proprietor's   ----------------------     Paid-in     Retained
                                                          Capital       Shares     Par Value     Capital       Loss        Total
                                                       ------------   ----------   ---------   -----------  ----------  -----------

    Balance, January 1, 2000.......................    $   22,073            -     $    -      $      -     $     -     $  22,073

Distributions, net of contributions................        (3,051)           -          -             -           -        (3,051)

Contributed services (Note 2)......................         9,000            -          -             -           -         9,000

Net loss prior to reorganization...................        (4,135)           -          -             -           -        (4,135)

Liability to proprietor per
     reorganization agreement (Not 1 and 2)........       (14,157)           -          -             -           -       (14,157)

Reorganization from a proprietorship
    to a corporation (Notes 1 and 2)...............        (9,730)     3,000,000        300         9,430         -           -

Common stock issued in exchange for legal services,
    valued at fair value (Note 5)..................           -           50,000          5           157         -           162

Common stock issued to officer in exchange
    for services, valued at fair value (Note 2)....           -        3,000,000        300         9,430         -         9,730

Contributed services (Note 2)......................           -              -          -          23,949         -        23,949

Net loss after reorganization......................           -              -          -             -       (16,581)    (16,581)
                                                       ------------   ----------   ---------   -----------  ----------  -----------

    Balance, December 31, 2000.....................           -        6,050,000        605        42,966     (16,581)     26,990

Contributed services (Note 2)......................           -              -          -           4,667         -         4,667

Proceeds from private offering (Note 5)............           -          460,000         46       114,954         -       115,000

Offering expenses (Note 5).........................           -              -          -         (24,559)        -       (24,559)

Net loss...........................................           -              -          -             -       (34,202)    (34,202)
                                                       ------------   ----------   ---------   -----------  ----------  -----------

    Balance, December 31, 2001.....................    $      -        6,510,000   $    651    $  138,028   $ (50,783)  $  87,896
                                                       ============   ==========   =========   ===========  ==========  ===========




                 See accompanying notes to financial statements

                               JDLPHOTOS.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                            December 31,
                                                                    ------------    ------------
                                                                        2001            2000
                                                                    ------------    ------------

Cash flows from operating activities:
    Net loss......................................................  $  (34,202)     $  (20,716)
    Transactions not requiring cash:
       Depreciation and amortization..............................       4,239           2,955
       Contributed services (Note 2)..............................       4,667          32,949
       Stock-based compensation (Note 2 and 5)....................         -             9,892
       Changes in operating assets and liabilities:
          Inventory and other current assets......................      (2,200)         (4,743)
          Advances and accrued expenses to related party..........      10,226          (3,917)
          Accounts payable and other current liabilities..........       7,704           1,300
                                                                    ------------    ------------
            Net cash provided by (used in) operating activities         (9,566)         17,720
                                                                    ------------    ------------

Cash flows from investing activities:
    Liability assumed in reorganization...........................         -           (14,157)
    Capital expenditures..........................................      (4,395)         (5,100)
                                                                    ------------    ------------
                          Net cash used in investing activities         (4,395)        (19,257)
                                                                    ------------    ------------

Cash flows from financing activities:
    Proprietor's distributions....................................         -            (3,051)
    Proceeds from issuance of notes payable.......................       2,500          18,000
    Payments on notes payable.....................................     (20,500)            -
    Proceeds from private offering................................     115,000             -
    Offering costs................................................      (7,059)        (17,500)
                                                                    ------------    ------------
            Net cash provided by (used in) financing activities         89,941          (2,551)
                                                                    ------------    ------------

                                             Net change in cash         75,980            (171)
Cash at beginning of period.......................................       2,859           3,030
                                                                    ------------    ------------
Cash at end of period.............................................  $   78,839      $    2,859
                                                                    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest...................................................  $    1,443      $      -
                                                                    ============    ============
       Income taxes...............................................  $      -        $      -
                                                                    ============    ============
    Non-cash investing and financing activities:
       Reorganization from a proprietorship to
          a corporation...........................................  $      -        $    9,730
                                                                    ============    ============





                 See accompanying notes to financial statements

                               JDLPHOTOS.COM, INC.
                          Notes To Financial Statements


(1)  Nature of Business and Summary of Significant Accounting Policies
----------------------------------------------------------------------

     Description of organization and recent reorganization
     -----------------------------------------------------

     JDLPHOTOS.COM, INC. and its predecessor, the proprietorship of Jim DeLutes Photography (the "Proprietorship"), (collectively referred to as the "Company") is a retailer of matted and framed photographs located in Longmont, Colorado. Photographs are sold at art shows and via the Internet. Effective March 15, 2000, the Proprietorship was reorganized as a corporation in order to access the capital markets to expand operations to the Internet.

     Liquidity
     ---------

     The Company created a new business plan in early 2000 that contemplates capitalizing on the commercialization of the Internet as well as selling its products at traditional art shows. The Company, however, has limited capital with which to pursue its business plan. The Company's web site, JDLPhotos.com, is unproven and will take additional resources to perfect. The success of the Company's JDLPhotos.com web site is dependent on attracting and retaining qualified customers. The Company has not gained Internet market acceptance for its services. There can be no assurance that the Company will be able to gain such acceptance in the future, or that future Internet sales will be significant and profitable, or that the Company will have sufficient liquidity to meet its objectives.

     Inherent in the Company's business are various risks and uncertainties, including its limited operating scale and its lack of history selling its services via the Internet. The Company's future success will be dependent upon its ability to provide effective and competitive products, the continued acceptance of the Internet for e-commerce, its ability to develop and provide new services or products that meet customers changing requirements, and its ability to use leading technologies to influence and respond to emerging industry standards on a timely and cost-effective basis.

     Use of estimates
     ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

     Merchandise inventories
     -----------------------

     Merchandise   inventories   consist  of  supplies  and  matted  and  framed
     photographs and are valued at the lower of cost (average cost) or market.

     Property, equipment and depreciation
     ------------------------------------

     Property and equipment are stated at cost. Depreciation is computed, for financial reporting purposes, over the estimated useful life of the assets using the straight-line method:

          Office equipment...................      3 years
          Furniture..........................     10 years
          Photography equipment..............      5 years

                               JDLPHOTOS.COM, INC.
                          Notes To Financial Statements


     Intangible assets
     -----------------

     Intangible assets consist of the software development costs related to the Company's web site. The cost of developing and implementing its web site and related software is expensed until the Company has determined that the web site and related software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchased software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding three years, in accordance with Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs".

     Deferred offering costs
     -----------------------

     Costs associated with its common stock offering, consisting of legal, accounting and printing costs were deferred until the offering was completed at which time the costs were offset against the offering proceeds.

     Impairment of long-lived assets and certain identifiable intangibles
     --------------------------------------------------------------------

     The Company evaluates the carrying value of its long-lived assets under the provisions of Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell.

     Revenue recognition
     -------------------

     Revenue, derived principally from the sale of framed and unframed original photographs, is recognized when the photograph is delivered. The Company offers a full refund, less shipping and handling, to dissatisfied customers for a period of one year from date of purchase. Prior to September 30, 2000, the Company offered a full refund, less shipping and handling, to dissatisfied customers at any time. There is no allowance for customer returns recorded in the accompanying financial statements, as a refund has never been claimed.

     Income taxes
     ------------

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

     In tax years prior to March 15, 2000, the Company operated as a Proprietorship. Under the proprietorship provisions of the Internal Revenue Code (the "Code"), the proprietorship of Jim DeLutes Photography reported its operations on Mr. DeLutes personal tax returns. Accordingly, the Company was not subject to Federal and State income taxes during the period from January 1 through March 14, 2000 and the year ended December 31, 1999.

                               JDLPHOTOS.COM, INC.
                          Notes To Financial Statements


     For periods prior to the reorganization, the pro forma income tax information included in statements of operations is presented in accordance with SFAS No. 109 as if the Company had been subjected to Federal and state income taxes for the period from January 1 through March 14, 2000.

     Pro forma income per common share
     ---------------------------------

     The Company reports pro forma income per share using a dual presentation of basic and diluted loss per share. Basic income per share excludes the impact of common stock equivalents and preferred stock dividends. Diluted income per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. Pro forma income per common share is calculated by dividing the pro forma net loss by the weighted average number of share outstanding for the period.

     Stock-based compensation
     ------------------------

     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which permits the use of either a fair value based method or permits the continued use of the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to continue to apply the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provisions of APB 25. However, there was no effect on net loss or loss per share. Accordingly, the pro forma disclosures required under SFAS 123 are not provided.

(2)  Related Party Transactions
-------------------------------

     On March 15, 2000, the Company entered into a License Agreement with its President and sole shareholder (the "Licensor"). The Licensor granted the Company the exclusive right and license, not including the right to sublicense to others, to use the transparencies of the Licensor to create prints for retail sale and distribution. In exchange, the Licensor will receive a royalty of ten percent of net revenue for each increment of $200,000 realized by the Company annually from the sale of prints created from the transparencies. The Agreement has an initial term of five years and may be renewed by the Company for a second five-year period upon approval by the Licensor. The net revenue in 2001 and 2000 did not exceed $200,000. No royalty expense has been accrued.

     On March 15, 2000, the Company issued 3,000,000 shares of its common stock and agreed to pay $14,157 to the sole proprietor of Jim DeLutes Photography in exchange for all of the assets, subject to the liabilities of the Proprietorship. The $14,157 was paid to the proprietor, now President, between April 1, 2000 and December 31, 2001. This transaction was a reorganization of entities under common control, and accordingly, the value of the common stock issued was accounted for at its historical cost of $9,730.

     On September 30, 2000, the Company issued 3,000,000 shares of its common stock to an officer in exchange for assistance with the organization of the corporation and strategic planning. This transaction was valued by the Company's board of directors at the fair value of the securities issued. The board of directors used contemporaneous stock issuances and other analysis in determining the value of the securities. The board of directors valued the transaction at $9,730, which is included in the accompanying financial statements as stock-based compensation.

                               JDLPHOTOS.COM, INC.
                          Notes To Financial Statements


     The President of the Company and an officer of the Company provided their services to the Company at no charge. The fair values of those services were $36,000 per year for the President and $12,000 per year for the officer. The President and the officer contributed their services to the Company during the year ended December 31, 2000. The officer contributed four and half months of services to the Company in 2001 and resigned on May 8, 2001. The accompanying financial statements reflect a charge to operations and a corresponding credit to additional paid-in capital in the amount of $4,666 and $32,949, respectively for the years ended December 31, 2001 and 2000, to recognize the value of the services. These charges are included in general and administrative expenses.

     The Company accrued compensation to the President at $3,000 per month between January and June of 2001 and began to pay a cash salary to the President in July 2001. The accrued compensation by its President totaling $18,000 was offset by net payment in the amount of $7,774 and $3,917 owed to the Company by the President at December 31, 2000. As of December 31, 2001, the Company owed the President $6,309. This amount is included in the accompanying financial statements as due to related party at December 31, 2001.

     During the years ended December 31, 2001 and 2000, the Company received $2,500 and $18,000, respectively, in bridge financing from the President and an officer in exchange for promissory notes. Bridge financing was provided to offset costs of the Company's proposed common stock offering (See Note 5) and was repaid from its proceeds. The notes, plus accrued interest, were due on the closing date of the Company's common stock offering, December 1, 2001. Interest on the notes totaled $1,169 and $274, respectively, for the years ended December 31, 2001 and 2000. At December 31, 2001, the Company paid off all outstanding notes and accrued interest to the President and the officer.

     For all periods presented, the Company rented space from the President (sole shareholder in 1999) and paid associated utilities expense and property taxes. These expenses totaled $4,445 and $1,796, respectively, for the years ended December 31, 2001 and 2000.

(3)  Balance sheet components
-----------------------------

     Property and Equipment
     ----------------------

     Property and equipment consisted of the following at December 31, 2001:

     Office equipment................................       $     5,930
     Furniture.......................................               812
     Photography equipment...........................            14,514
                                                            ------------
                                                                 21,256
     Less accumulated depreciation...................           (15,719)
                                                            ------------
                                                            $     5,537
                                                            ============

     Depreciation expense for the years ended December 31, 2001 and 2000, respectively, was $2,640 and $2,155.

                               JDLPHOTOS.COM, INC.
                          Notes To Financial Statements


     Intangible assets
     -----------------

     Intangible assets consisted of the following at December 31, 2001:

     Software development costs........................      $   4,798
     Less accumulated amortization.....................         (2,399)
                                                             ----------
                                                             $   2,399
                                                             ==========

     The Company capitalized web site costs of $0 and $3,208, in the accompanying financial statements for the years ended December 31, 2001 and 2000, respectively. Amortization is computed, for financial reporting purposes, over the estimated useful life of the web site (3 years) using the straight-line method. Amortization expense was $1,599 and $800, for the years ended December 31, 2001 and 2000, respectively.

(4)  Income Taxes
-----------------

     A reconciliation of U.S. the statutory federal income tax rate to the effective rate is as follows for the year s ended December 31, 2001 and 2000:

                                                                    For the Years Ended
                                                                        December 31,
                                                            ----------------------------------
                                                                  2001              2000
                                                            ----------------  ----------------

     U.S. statutory federal rate, graduated...............        15.65%           15.00%
     State income tax rate, net of federal benefit........         4.99%            4.04%
     Permanet book-to-tax differences.....................        -7.28%          -18.43%
     Net operating loss carry forward.....................       -13.36%           -0.61%
                                                            ----------------  ----------------
                                     Effective tax rate            0.00%            0.00%
                                                            ================  ================

     The Company has established an allowance at December 31, 2001 for its deferred tax benefit due to the uncertainty in realizing such deferred tax benefit. The deferred tax benefit expires in year 2021.

     Deferred income tax benefit................     $   11,041
     Less allowance.............................        (11,041)
                                                     -----------
                                                     $      -
                                                     ===========

     As stated in Note 1, the Company was not subject to Federal and State income taxes for the period prior to March 15, 2000. Pro forma income tax information is provided on the statements of income to illustrate the impact on the financial statements of providing for taxes as if the Company was subject to Federal and State income taxes. Actual tax expense for the year ended December 31, 2000 differs from the amount that would result from the federal statutory rates. The pro forma net income assumes that proprietor withdrawals are considered compensation expense.

     Should the Company undergo a change in control, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the change in control will be subject to an annual limitation that could reduce or defer the utilization of those losses.

                               JDLPHOTOS.COM, INC.
                          Notes To Financial Statements


(5)  Shareholder's Equity
-------------------------

     Preferred stock
     ---------------

     The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2001.

     Common stock
     ------------

     The Company is authorized to issue 50,000,000 of its $0.0001 par value common stock. As of December 31, 2001, the Company had 6,510,000 shares of its common stock issued and outstanding.

     Stock-based compensation
     ------------------------

     On September 30, 2000, the Company issued 50,000 shares of its common stock to its attorney in exchange for legal services related to the organization of the corporation. This transaction was valued by the Company's board of directors at the fair value of the securities issued. The board of directors used contemporaneous stock issuances and other analysis in determining the value of the securities. The board of directors valued the transaction at $162, which is included in the accompanying financial statements as stock-based compensation.

     Private offering
     ----------------

     The Company commenced an offering, pursuant to an exemption from registration requirements under Regulation A of the Securities Act of 1933, in October 2001 and closed such offering in November 2001. The Company received $115,000 in gross offering proceeds from the sale of 460,000 shares of its $.0001 par value common stock at $.25 per share. The Company paid a total of $24,559 in offering costs during the years ended December 31, 2001 and 2000.