Form 10QSB
period 2002-03-31
JDLPHOTOS COM INC
filed 2002-05-14
CIK 1135194

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                        Commission File Number 000-49600

                               JDLPHOTOS.COM, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Colorado                                        84-1536670
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    1127 Sumac Street, Longmont, CO                        80132
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

                                 (303) 678-9089
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X   No
                                                -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of May 11, 2002.

         Common Stock, par value $.000                       6,510,000
         -----------------------------              --------------------------
                  Title of Class                         Number of Shares


Transitional Small Business Disclosure Format   yes      no  X
                                                   -----   -----

                               JDLPHOTOS.COM, INC.

                                      Index


                                     Part I

Item 1.     Financial Statements

            Condensed Balance Sheet as of March 31, 2002 (unaudited) .......  3

            Condensed Statements of Operations for the Three Months
            Ended March 31, 2002 and 2001 (unaudited) ......................  4

            Condensed Statements of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001 (unaudited) ......................  5

            Notes to Condensed Financial Statements (unaudited) ............  6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation ......................................................  7


                                     Part II

Items 1-6.  Other Information ..............................................  8

            Signatures .....................................................  9

                               JDLPHOTOS.COM, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2002


                                     Assets

Current assets:
    Cash...................................................    $     51,664
    Merchandise inventories, at cost.......................          18,604
    Prepaid expenses.......................................           3,820
                                                                ------------
          Total current assets.............................          74,088

Property and equipment, net................................           5,247
Intangible assets..........................................           1,999
                                                                ------------
                                                               $     81,334
                                                                ============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable.......................................    $      8,138
    Accrued liabilities....................................           2,085
    Indebtedness to related party..........................           6,941
                                                                ------------
          Total current liabilities........................          17,164
                                                                ------------

Shareholders' equity:
    Preferred stock........................................             -
    Common stock...........................................             651
    Additional paid-in capital.............................         138,028
    Retained loss..........................................         (74,509)
                                                                ------------
          Total shareholders' equity.......................          64,170
                                                                ------------
                                                               $     81,334
                                                                ============

                               JDLPHOTOS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                      -------------------------------------------
                                                              2002                    2001
                                                      --------------------   --------------------

Revenues...........................................  $            12,797    $            10,042
                                                      --------------------   --------------------
Costs and expenses:
    Cost of revenues...............................                4,292                  3,826
    Selling........................................                9,062                  3,997
    General and administrative.....................               23,331                 17,299
                                                      --------------------   --------------------
             Total costs and expenses..............               36,685                 25,122
                                                      --------------------   --------------------
             Operating loss........................              (23,888)               (15,080)

Other income (expense):
    Interest expense, related parties..............                 (140)                  (229)
    Interest income................................                  178                    -
    Other income...................................                  124                    -
                                                      --------------------   --------------------
             Loss before income taxes..............              (23,726)               (15,309)

Provision for income taxes.........................                  -                      -
                                                      --------------------   --------------------
             Net loss..............................  $           (23,726)   $           (15,309)
                                                      ====================   ====================

Weighted average loss per share:
       Basic and diluted...........................  $             (0.00)   $             (0.00)
                                                      ====================   ====================
       Weighted average number of shares of
          common stock outstanding.................            6,510,000              6,050,000
                                                      ====================   ====================

                               JDLPHOTOS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                           -------------------------------------------
                                                                                   2002                   2001
                                                                           --------------------   --------------------

Cash flows from operating activities:
                         Net cash (used in) operating activities          $           (27,001)   $            (8,390)
                                                                           --------------------   --------------------


Cash flows from investing activities:
    Shareholders loans made, net........................................                  -                    9,000
    Capital expenditures................................................                 (175)                (2,402)
                                                                           --------------------   --------------------
             Net cash provided by (used in) investing activities                         (175)                 6,598
                                                                           --------------------   --------------------


Cash flows from financing activities:
    Proceeds from issuance of notes payable.............................                  -                    2,500
    Offering costs......................................................                  -                     (520)
                                                                           --------------------   --------------------
                       Net cash provided by financing activities                          -                    1,980
                                                                           --------------------   --------------------

                                              Net change in cash                      (27,176)                   188
Cash at beginning of period.............................................               78,840                  2,859
                                                                           --------------------   --------------------
Cash at end of period...................................................  $            51,664    $             3,047
                                                                           ====================   ====================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest.........................................................  $               -      $               -
                                                                           ====================   ====================
       Income taxes.....................................................  $               -      $               -
                                                                           ====================   ====================

                               JDLPHOTOS.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2001, notes and accounting policies thereto included in the Company's Annual Report on Form 10SB as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B: Related Party
        -------------

The Company started renting space from the President in April 2001 and paid 35 percent of the President's utilities expense and property taxes. These expenses totaled $1,372 and $436, respectively, for the thee months ended March 31, 2002 and 2001.

The President of the Company pays certain expenses on behalf of the Company from time to time. During the three months ended March 31, 2002, the President paid additional $632 in expenses on behalf of the Company. At March 31, 2002, the Company is due to its President in the amount of $6,941.

Note C: Income Tax
        ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operations.

General

The following discussion and analysis covers material changes in the financial condition of JDLPhotos.com, Inc. ("Company" or "us") since December 31, 2001 and material changes in our results of operations for the three months ended March 31, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10SB for the three months ended March 31, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Results of Operations

Three Months Ended March 31, 2002, Versus Three Months Ended March 31, 2001

Our results of operations for the three months ended March 31, 2002 are not indicative of the results of operations expected to be attained for the year ending December 31, 2002 because of the seasonal nature of our business. We conduct most of our business at summer art fairs and showings.

We incurred a net loss of $(23,726) ($.00 per share) for the three months ended March 31, 2002, as compared to a net loss of $(15,309) ($.00 per share) for the three months ended March 31, 2001. Our revenues increased approximately 27% from $10,042 for the three months ended March 31, 2001, to $12,797 for the three months ended March 31, 2002. We exhibited our art at one more show than the year earlier period. In addition, we had higher per show sales than the year earlier period.

General and administrative expenses increased approximately 35%, from $17,299 for the three months ended March 31, 2001, to $23,331 for the three months ended March 31, 2002 primarily due to increased legal and accounting fees related to our recently completed SEC filing. Selling expenses increased approximately 127%, from $3,997 to $9,062 for the three months ended March 31, 2001, and 2002, respectively, due to an increase in travel costs and the selling costs associated with the aforementioned additional show.

Interest expense decreased approximately 39%, from $229 for the three months ended March 31, 2001, to $140 for the three months ended March 31, 2002 because we paid off our bridge loans in 2001.

Financial Condition and Liquidity

Our financial condition is good. We have assets of $81,334 compared with liabilities of $17,164 as of March 31, 2002.

Our cash decreased by $27,127 (from $78,840 to $51,664) during the three months ended March 31, 2002. The decrease is attributed to: operating losses for the three months ended March 31, 2002, increased inventory purchases in anticipation of the summer season, and prepaid booth rentals which normally increase this time of year.

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


Part II:      Other Information


Item 1:  Legal Proceedings
     No report required.

Item 2:  Changes in Securities
     No report required.

Item 3:  Defaults Upon Senior Securities
     No report required.

Item     4: Submission of Matters to a Vote of Security Holders
     No report required.

Item 5:  Other information
     No report required.

Item 6:  Exhibits and Reports on Form 8-K
     (a). No exhibits are required to be filed with this report.
     (b). We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JDLPHOTOS.COM, INC.



Date: May 11, 2002                By:  /s/ James J. DeLutes
                                     -------------------------------------------
                                              James J. DeLutes, President
                                              Secretary, Treasurer and Director