Form 10QSB
period 2002-06-30
JDLPHOTOS COM INC
filed 2002-08-14
CIK 1135194

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                        Commission File Number 000-49600

                               JDLPHOTOS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


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

                                 (303) 678-9089
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes  X    No
                                                    -----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of August 14, 2002.

     Common Stock, par value $.0001                         6,510,000
     ------------------------------               --------------------------
              Title of Class                            Number of Shares


Transitional Small Business Disclosure Format    yes       no  X
                                                    -----    -----

                               JDLPHOTOS.COM, INC.

                                      Index


                                     Part I
                                                                          Page
                                                                        --------

Item 1.     Financial Statements

            Condensed Balance Sheet as of June 30, 2002 (unaudited)......   3

            Condensed Statements of Operations for the Three
            and Six Months Ended June 30, 2002 and 2001 (unaudited)......   4

            Condensed Statements of Cash Flows for the Six Months
            Ended June 30, 2002 and 2001 (unaudited).....................   5

            Notes to Condensed Financial Statements (unaudited)..........   6

Item 2.     Management's Discussion and Analysis or Plan of Operation....   7


                                     Part II

Items 1-6.  Other Information............................................   8

            Signatures...................................................   9

            Exhibits.....................................................   10

                               JDLPHOTOS.COM, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2002


                                     Assets

Current assets:
    Cash..................................................     $     31,853
    Merchandise inventories, at cost......................           17,886
    Prepaid expenses......................................            1,005
                                                               --------------
          Total current assets............................           50,744

Property and equipment, net...............................            5,944
Intangible assets.........................................            1,599
                                                               --------------
                                                               $     58,287
                                                               ==============


                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable......................................     $     12,085
    Accrued liabilities...................................            2,085
    Indebtedness to related party (Note B)................            7,783
                                                               --------------
          Total current liabilities.......................           21,953
                                                               --------------

Shareholders' equity:
    Preferred stock.......................................              -
    Common stock..........................................              651
    Additional paid-in capital............................          138,028
    Retained loss.........................................         (102,345)
                                                               --------------
          Total shareholders' equity......................           36,334
                                                               --------------
                                                               $     58,287
                                                               ==============









            See accompanying notes to condensed financial statements.

                               JDLPHOTOS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                               June 30,
                                                     ------------------------------------    -----------------------------------
                                                           2002                2001                2002               2001
                                                     ----------------    ----------------    ----------------   ----------------

Revenues......................................       $       37,344      $       39,423      $       50,141     $       49,465
                                                     ----------------    ----------------    ----------------   ----------------
Costs and expenses:
    Cost of revenues..........................               11,607              10,726              15,899             14,552
    Selling...................................               15,629               9,978              24,691             13,975
    General and administrative................               37,852              18,306              61,183             35,605
                                                     ----------------    ----------------    ----------------   ----------------
            Total costs and expenses..........               65,088              39,010             101,773             64,132
                                                     ----------------    ----------------    ----------------   ----------------
            Operating loss....................              (27,744)                413             (51,632)           (14,667)

Other income (expense):
    Interest expense..........................                 (180)               (338)               (320)              (567)
    Interest income...........................                   88                  -                  266                -
    Other income..............................                  -                    -                  124                -
                                                     ----------------    ----------------    ----------------   ----------------
            Loss before income taxes..........              (27,836)                 75             (51,562)           (15,234)

Provision for income taxes....................                  -                    -                  -                  -
                                                     ----------------    ----------------    ----------------   ----------------
            Net loss..........................       $      (27,836)     $           75      $      (51,562)    $      (15,234)
                                                     ================    ================    ================   ================
Weighted average loss per share:
       Basic and diluted......................       $        (0.00)     $         0.00      $        (0.01)    $        (0.00)
                                                     ================    ================    ================   ================
       Weighted average number of shares of
          common stock outstanding............            6,510,000           6,050,000           6,510,000          6,050,000
                                                     ================    ================    ================   ================













            See accompanying notes to condensed financial statements.

                               JDLPHOTOS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                       ----------------------------------------
                                                                             2002                    2001
                                                                       ----------------        ----------------

Cash flows from operating activities:
           Net cash provided by (used in) operating activities         $      (46,178)         $       10,536
                                                                       ----------------        ----------------

Cash flows from investing activities:
    Capital expenditures......................................                   (809)                 (2,601)
                                                                       ----------------        ----------------
                       Net cash (used in) investing activities                   (809)                 (2,601)
                                                                       ----------------        ----------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable...................                    -                     2,500
    Offering costs............................................                    -                      (520)
                                                                       ----------------        ----------------
                     Net cash provided by financing activities                    -                     1,980
                                                                       ----------------        ----------------

                                            Net change in cash                (46,987)                  9,915
Cash at beginning of period...................................                 78,840                   2,859
                                                                       ----------------        ----------------
Cash at end of period.........................................         $       31,853          $       12,774
                                                                       ================        ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest...............................................         $          320          $          -
                                                                       ================        ================
       Income taxes...........................................         $          -            $          -
                                                                       ================        ================












            See accompanying notes to condensed financial statements.

                               JDLPHOTOS.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A:  Basis of presentation
------------------------------

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

Note B:  Related Party
----------------------

The Company started renting space from the President in April 2001 and paid 35 percent of the President's utilities expense and property taxes. These expenses totaled $2,669 and $1,172, respectively, for the six months ended June 30, 2002 and 2001.

The President of the Company pays certain expenses on behalf of the Company from time to time. During the six months ended June 30, 2002, the President paid $1,474 in expenses on behalf of the Company. At June 30, 2002, the balance owed by the Company to its President totaled $7,783.

Note C:  Income Tax
-------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2.  Management's Discussion and Analysis or Plan of Operations.
--------------------------------------------------------------------

General
-------

The following discussion and analysis covers material changes in the financial condition of JDLPhotos.com, Inc. ("Company" or "us") since December 31, 2001 and material changes in our results of operations for the six months ended June 30, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

Six Months Ended June 30, 2002, Versus Six Months Ended June 30, 2001
---------------------------------------------------------------------

Our results of operations for the six months ended June 30, 2002 are not indicative of the results of operations expected to be attained for the year ending December 31, 2002 because of the seasonal nature of our business. We conduct most of our business at summer art fairs and showings.

We incurred a net loss of $(51,562) ($.01 per share) for the six months ended June 30, 2002, as compared to a net loss of $(15,234) ($.00 per share) for the six months ended June 30, 2001. Our revenues increased approximately 1.4 percent from $49,465 for the six months ended June 30, 2001, to $50,141 for the six months ended June 30, 2002.

General and administrative expenses increased approximately 72 percent, from $35,605 for the six months ended June 30, 2001, to $61,183 for the six months ended June 30, 2002 primarily due to increased legal, accounting, and consulting fees related to our required periodic SEC filings. Selling expenses increased approximately 77 percent, from $13,975 to $24,691 for the six months ended June 30, 2001, and 2002, respectively, due to an increase in advertising and marketing and increases in art show fees.

Financial Condition and Liquidity
---------------------------------

Our financial condition is good. We have assets of $58,287 compared with liabilities of $21,953 as of June 30, 2002.

Our cash decreased from by $46,987 (from $78,840 to $31,853) during the six months ended June 30, 2002. The decrease is attributed to: operating losses for the six months ended June 30, 2002, increased inventory purchases in anticipation of the summer season, and prepaid booth rentals which normally increase this time of year.

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


Part II:      Other Information
-------------------------------


Item 1:  Legal Proceedings
--------------------------
     No report required.


Item 2:  Changes in Securities
------------------------------
     No report required.


Item 3:  Defaults Upon Senior Securities
         No report required.


Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No report required.


Item 5:  Other information
--------------------------
     No report required.


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a). Exhibits:
          1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO
          2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO
     (b). We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JDLPHOTOS.COM, INC.



Date: August 14, 2002                        By: /s/ James J. DeLutes
                                                --------------------------------
                                                     James J. DeLutes, President
                                                     Secretary,  Treasurer   and
                                                     Director