Form 10QSB
period 2002-09-30
JDLPHOTOS COM INC
filed 2002-11-14
CIK 1135194

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                        Commission File Number 000-49600

                               JDLPHOTOS.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



            Colorado                                             84-1536670
---------------------------------------                      -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   1127 Sumac Street, Longmont, CO                                  80132
---------------------------------------                      -------------------
(Address of principal executive office)                          (Zip Code)

                                 (303) 678-9089
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X    No
                                                   -----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of November 11, 2002.

     Common Stock, par value $.0001                          6,510,000
     ------------------------------                   -----------------------
             Title of Class                               Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 9 pages.

                               JDLPHOTOS.COM, INC.

                                      Index
                                      -----

                                     Part I

                                                                         Page
                                                                       --------

Item 1.    Financial Statements

           Condensed Balance Sheet as of September 30, 2002
            (unaudited)...........................................         3

           Condensed Statements of Operations for the Three and
            Nine Months Ended September 30, 2002 and 2001
            (unaudited)...........................................         4

           Condensed Statements of Cash Flows for the Nine Months
            Ended September 30, 2002 and 2001
            (unaudited)...........................................         5

           Notes to Condensed Financial Statements
            (unaudited)...........................................         6

Item 2.    Management's Discussion and Analysis or Plan of
            Operation.............................................         7


                                     Part II

Items 1-6. Other Information.....................................          8

           Signatures............................................          9

           Exhibits..............................................         10

                               JDLPHOTOS.COM, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2002


                                     Assets
                                     ------

Current assets:
    Cash...................................................     $       23,412
    Merchandise inventories, at cost.......................             17,051
    Prepaid expenses.......................................                330
                                                                ----------------
          Total current assets.............................             40,793

Property and equipment, net................................              4,937
Intangible assets..........................................              1,199
                                                                ----------------
                                                                $       46,929
                                                                ================


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable.......................................     $        3,019
    Accrued liabilities....................................              1,885
    Indebtedness to related party (Note B).................              8,615
                                                                ----------------
          Total current liabilities........................             13,519
                                                                ----------------

Shareholders' equity:
    Preferred stock........................................                  -
    Common stock...........................................                651
    Additional paid-in capital.............................            138,028
    Retained loss..........................................           (105,269)
                                                                ----------------
          Total shareholders' equity.......................             33,410
                                                                ----------------
                                                                $       46,929
                                                                ================









            See accompanying notes to condensed financial statements.

                               JDLPHOTOS.COM, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                -----------------------------------    -----------------------------------
                                                      2002               2001                2002               2001
                                                ----------------   ----------------    ----------------   ----------------

Revenues...................................     $       31,776     $       39,422      $       81,917     $       88,887
                                                ----------------   ----------------    ----------------   ----------------
Costs and expenses:
    Cost of revenues.......................              9,305             10,725              25,204             25,277
    Selling................................              9,024              9,978              33,715             23,953
    General and administrative.............             16,414             18,306              77,597             53,911
    Interest expense.......................                  -                337                 320                904
    Interest income........................                (43)                 -                (309)                 -
    Other income...........................                  -                  -                (124)                 -
                                                ----------------   ----------------    ----------------   ----------------
            Total costs and expenses.......             34,700             39,346             136,403            104,045
                                                ----------------   ----------------    ----------------   ----------------
            Loss before income taxes.......             (2,924)                76             (54,486)           (15,158)

Provision for income taxes.................                  -                  -                   -                  -
                                                ----------------   ----------------    ----------------   ----------------
            Net loss.......................     $       (2,924)    $           76      $      (54,486)    $      (15,158)
                                                ================   ================    ================   ================

Weighted average loss per share:
       Basic and diluted...................     $        (0.00)    $         0.00      $        (0.01)    $        (0.00)
                                                =================   =================   =================  =================
       Weighted average number of shares of
          common stock outstanding.........          6,510,000          6,050,000           6,510,000          6,050,000
                                                =================   =================   =================  =================




















            See accompanying notes to condensed financial statements.

                               JDLPHOTOS.COM, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ------------------------------------
                                                                           2002                2001
                                                                     ----------------    ----------------


Cash flows from operating activities:
              Net cash provided by (used in)operating activities     $      (54,404)     $       20,263
                                                                     ----------------    ----------------

Cash flows from investing activities:
    Capital expenditures........................................             (1,024)             (2,601)
                                                                     ----------------    ----------------
             Net cash provided by (used in) investing activities             (1,024)             (2,601)
                                                                     ----------------    ----------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable.....................                  -               2,500
    Offering costs..............................................                  -                (520)
                                                                     ----------------    ----------------
                       Net cash provided by financing activities                  -               1,980
                                                                     ----------------    ----------------

                                              Net change in cash            (55,428)             19,642
Cash at beginning of period.....................................             78,840               2,859
                                                                     ----------------    ----------------
Cash at end of period...........................................     $       23,412      $       22,501
                                                                     ================    ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest.................................................     $          320      $            -
                                                                     ================    ================
       Income taxes.............................................     $            -      $            -
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

                               JDLPHOTOS.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A: Basis of presentation
        ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2001, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note B: Related Party
        -------------

The Company started renting space from the President in April 2001 and began paying 35 percent of the President's utilities expense and property taxes. These expenses totaled $3,943 and $2,853, respectively, for the nine months ended September 30, 2002 and 2001.

The President of the Company pays certain expenses on behalf of the Company from time to time. During the nine months ended September 30, 2002, the President paid $2,306 in expenses on behalf of the Company. At September 30, 2002, the balance owed by the Company to its President totaled $8,615.

Note C: Income Tax
        ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

General
-------

The following discussion and analysis covers material changes in the financial condition of JDLPhotos.com, Inc. ("Company" or "us") since December 31, 2001 and material changes in our results of operations for the nine months ended September 30, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-SB for the year ended December 31, 2001, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations
---------------------

Nine Months Ended  September  30, 2002,  Versus Nine Months Ended  September 30,
--------------------------------------------------------------------------------
2001
----

Our results of operations for the nine months ended September 30, 2002 are not indicative of the results of operations expected to be attained for the year ending December 31, 2002 because of the seasonal nature of our business. We conduct most of our business at summer art fairs and showings.

We incurred a net loss of $(54,486) ($.01 per share) for the nine months ended September 30, 2002, as compared to a net loss of $(15,158) ($.00 per share) for the nine months ended September 30, 2001. Our revenues decreased approximately
7.8 percent from $88,887 for the nine months ended September 30, 2001, to $81,917 for the nine months ended September 30, 2002 primarily due to a decrease in the number of shows attended. Our gross margin dropped three percent from the year earlier period (69% and 72% for the nine months ended September 30, 2002 and 2001, respectively).

General and administrative expenses increased approximately 42 percent, from $53,911 for the nine months ended September 30, 2001, to $77,597 for the nine months ended September 30, 2002 primarily due to increased legal, accounting, and consulting fees related to our required periodic SEC filings. Selling expenses increased approximately 41 percent, from $23,953 to $33,715 for the nine months ended September 30, 2001, and 2002, respectively, due to an increase in advertising and marketing and increases in art show fees.

Financial Condition and Liquidity
---------------------------------

The source of our liquidity is from sales revenue. We have current assets of $40,793 compared with current liabilities of $13,519 as of September 30, 2002.

Our cash decreased from by $55,428 (from $78,840 to $23,412) during the nine months ended September 30, 2002. The decrease is attributed to operating losses for the nine months ended September 30, 2002, and the payment of liabilities.

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


Part II: Other Information
--------------------------

Item 1: Legal Proceedings
-------------------------
     No report required.

Item 2: Changes in Securities
-----------------------------
     No report required.

Item 3: Defaults Upon Senior Securities
---------------------------------------
     No report required.

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
     No report required.

Item 5: Other information
-------------------------
     No report required.

Item 6: Exhibits and Reports on Form 8-K
----------------------------------------
     (a). Exhibits:
          1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO
          2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO
     (b). We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES
----------


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            JDLPHOTOS.COM, INC.



Date: November 11, 2002                     By: /s/ James J. DeLutes
                                               ---------------------------------
                                               James J. DeLutes, President
                                               Secretary, Treasurer and Director