Form 10KSB
period 2002-12-31
VALDE CONNECTIONS INC
filed 2003-03-28
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49600

Valde Connections, Inc.
(Exact name of small business issuer as specified in its charter)

1180 Spring Centre South Blvd., Suite 310
Altamonte Springs, Florida 32714
(407) 970-8460
Address of Principal Executive Offices

Colorado
(State of incorporation)

84-1536670
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share
Preferred Stock, par value $.001 per share

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $100,173

The number of shares outstanding of the Registrant's common stock as of February 11, 2003 was 32,340,000

The number of shares outstanding of the Registrant's preferred stock as of February 11, 2003 was - 0 -

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Valde Connections, Inc.

Table of Contents

Description of Business	3
Description of Property	3
Legal Proceedings	3
Submission of Matters to a Vote of Security Holders	3
Market for Common Equity and Related Stockholder Matters	4
Management's Discussion and Analysis or Plan of Operations	5
Financial Statements	6
Changes In / Disagreements with Accountants Disclosure	19
Directors, Executive Officers, Promoters and Control Persons	19
Executive Compensation	19
Security Ownership of Certain Beneficial Owners and Management	20
Certain Relationships and Related Transactions	20
Index to Exhibits and Reports	21
Signatures	21

II

Valde Connections, Inc.

Description of Business

General

Valde Connections, Inc. was incorporated in the State of Colorado on March 15, 2000 as JDLPhotos.com, Inc. Through January 20, 2003, JDLPhotos.com, Inc. was located in Longmont, Colorado and was a retailer of matted and framed photographs. On January 20, 2003, the company transferred its business back to its majority shareholder and underwent a change of control. Effective February 10, 2003, the company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc.

Valde Connections, Inc. has authorized 50,000,000 shares of common stock, par value $.0001 and 10,000,000 shares of preferred stock, par value $.001. At February 11, 2003; 32,340,000 shares of common stock were issued and outstanding; No preferred shares have been issued.

The common stock of Valde Connections, Inc. common stock is traded on the NASDAQ Bulletin Board under the symbol VLDE.

The Company has a December 31st fiscal year end.

Description of Business

Valde Connections, Inc. is based in Altamonte Springs, Florida; its business direction and focus will be in the hair salon, spa and modeling industries.

Valde Connections, Inc. is in the process of developing a business plan to address operations, services, sales and marketing in the hair salon, spa and modeling industries. The company is finalizing an agreement to operate a salon and day spa inside the Main Street Inn, located in Hilton Head South Carolina.

Employees

Currently, the company has one employee, the President and sole Director of the company.

Description of Property

Valde Connections, Inc. currently is provided office space from its President which consists of approximately two thousand square feet in an office building.

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending December 31, 2002.

Submission of Matters to a Vote of Security Holders

None in the fiscal year ending December 31, 2002.

Valde Connections, Inc.

Market for Common Equity and Related Stockholder Matters

Market Information

As of February 14, 2003 the Valde Connections, Inc. common stock was listed on the NASDAQ Bulletin Board under the symbol "VLDE". Prior to that the common stock was listed under the symbol “JDLP” (effective 5/24/2002). The first available quotes on the bulletin board appeared in the first quarter of 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of March 26, 2003):

	High	Low
Period Ending

January 28, 2003	$0.01	$0.01
February 26, 2003	$0.29	$0.24
March 26, 2003	$0.24	$0.23

Holders

Valde Connections. Inc. had 32,340,000 shares of common stock issued and outstanding as of February 11, 2003, which were held by approximately 42 shareholders. Valde Connections, Inc. has currently 0 shares of preferred stock issued and outstanding.

Recent Issuance of Securities

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 50,000 shares of common stock previously issued to the Company’s attorney for services were cancelled.

Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management. New management is in the process of establishing a new business plan for the Company.

On January 27, 2003, the Company executed a twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

Dividend Policy

Valde Connections, Inc. has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

On January 27, 2003, the Company executed a twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

Valde Connections, Inc.

Management's Discussion and Analysis or Plan of Operations

Overview

Valde Connections, Inc. (formerly JDLPhotos.com, Inc.), since the Company's inception, has had insufficient revenues to support operations. On January 20, 2003, the Board of Directors determined to alter the business direction from retail sales of matted and framed photographs (JDLPhots.com, Inc.) to providing services, sales and marketing in the hair salon, spa and modeling industries (Valde Connections, Inc.). Management is currently in the process of determining the organization and infrastructure necessary to pursue the Company's new business direction, as well as completing and finalizing the Valde Connections' business plan. The company is finalizing an agreement to operate a salon and day spa inside the Main Street Inn, located in Hilton Head South Carolina.

Inherent in the Company’s business are various risks and uncertainties, including its limited operating scale and its lack of operating history. The Company’s future success will be dependent upon its ability to provide effective and competitive products, its ability to develop and provide new services or products that meet customers changing requirements, and its ability to use leading technologies to influence and respond to emerging industry standards on a timely and cost-effective basis.

Financial Condition and Results of Operations

Valde Connections, Inc. has sustained operational losses since its inception. Principal funding during the prior two fiscal years was primarily through the receipt of proceeds of $115,000 from a private offering concluded at fiscal year-end 2001. Cash and cash equivalents at fiscal year-end were $14,303.

Valde Connections, Inc. will require additional funding to establish the corporate organization and infrastructure; and to complete the corporation's business plan to address the hair salon, spa and modeling industries. The source of such additional funding may be through an additional offering of Valde Connections' equity securities or such other means as may be determined by the Board of Directors.

Liquidity and Capital Resources

For the fiscal years ending December 31, 2001 and 2002; the Company experienced operating losses of $33,157 and $73,433, respectively. Gross profits for these periods were $70,569 and $69,657, respectively; offset by operating expenses of $103,726 and $143,090, respectively, to result in the operating losses previously stated.

The Company's cash position in fiscal 2001 increased by $75,980 from $2,859 to result in cash at the end of the period in the amount of $78,839. The primary source of funds during this period resulted from proceeds of $115,000 from a private offering concluding at fiscal 2001 year-end.

The Company's cash position in fiscal 2002 decreased by $64,536 to $14,303. Net cash used in operating activities during this period totaled $63,000.

The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company’s products.

Valde Connections, Inc.

Consolidated Financial Statements

Contents

Page
Independent Auditor's Report	7
Financial Statements
Balance Sheet	8
Statements of Operations	9
Statement of Changes in Shareholders’ Equity	10
Statements of Cash Flows	11
Notes to Financial Statements	12-18

Independent Auditor's Report

To the Board of Directors and Shareholders:
Valde Connections, Inc. (formerly JDLPhotos.com, Inc.)

We have audited the accompanying balance sheet of Valde Connections, Inc. (formerly JDLPhotos.com, Inc.) as of December 31, 2002, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valde Connections, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Effective January 20, 2003, the Company transferred its photography operations and substantially all of its assets (subject to related liabilities) to the Company’s former president. As part of this transaction, the Company also underwent a change in control and became a public shell company (see Note 6).

Cordovano and Harvey, P.C.
Denver, Colorado
March 14, 2003

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
BALANCE SHEET

December 31, 2002

Assets

Current Assets
Cash	$14,303
Merchandise inventories, at cost	13,077

Total Current Assets	27,380

Property and equipment, net (Note 3)	4,815
Intangible assets (Note 3)	800

$ 32,995

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$9,731
Indebtedness to related party (Note 2)	8,655

Total Current Liabilities	18,386

Shareholders' Equity

Preferred stock, $.001 par value; 10,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.0001 par value; 50,000,000 shares authorized;
6,510,000 shares issued and outstanding	651
Additional paid-in capital	138,028
Retained deficit	(124,070)

Total Shareholders' Equity	14,609

$ 32,995

The accompanying notes are an integral part of these financial statements.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2002	2001

Revenues	$100,173	$97,278
Cost of revenues	30,516	26,709
Gross profit	69,657	70,569

Operating expenses:
Selling	42,982	27,413
General and administrative (Note 2 and 5)	100,108	76,313
Total operating expenses	143,090	103,726
Operating loss	(73,433)	(33,157)

Other income (expense):
Interest expense, related parties (Note 2)	-	(1,169)
Interest expense, other	(320)	-
Interest income	466	124
Loss before income taxes	(73,287)	(34,202)

Provision for income taxes (Note 4)	-	-

Net loss	$ (73,287)	$ (34,202)

Basic and diluted	$ (0.01)	$ (0.01)

Basic weighted average shares outstanding	6,510,000	6,055,897

The accompanying notes are an integral part of these financial statements.

	VALDE CONNECTIONS, INC.
	(Formerly JDLPhotos.com, Inc.)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Years Ended December 31, 2002 and 2001

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2000	6,050,000	$ 605	$ 42,966	$(16,581)	$26,990

Contributed services (Note 2)	-	-	4,667	-	4,667

Proceeds from private offering (Note 5)	460,000	46	114,954	-	115,000

Offering expenses (Note 5)	-	-	(24,559)	-	(24,559)

Net loss	-	-	-	(34,202)	(34,202)

Balance - December 31, 2001	6,510,000	651	138,028	(50,783)	(87,896)

Net loss	-	-	-	(73,287)	(73,287)

Balance - December 31, 2002	6,510,000	$ 651	$ 138,028	$ (124,070)	$ 14,609

The accompanying notes are an integral part of these financial statements.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2002	2001
Cash Flows from Operating Activities
Net Loss	$(73,287)	$(34,202)
Transactions not requiring cash:
Depreciation and amortization	3,857	4,239
Contributed services (Note 2)	-	4,667
Changes in operating assets and liabilities:
Inventory and other current assets	3,080	(2,200)
Advances and accrued expenses due to related party	2,346	10,226
Accounts payable and other current liabilities	1,004	7,704
Net cash used in operating activities	(63,000)	(9,566)
Cash Flows from Investing Activities
Capital expenditures	(1,536)	(4,395)
Net cash provided (used) in investing activities	(1,536)	(4,395)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	-	2,500
Payments on notes payable	-	(20,500)
Proceeds from private offering	-	115,000
Offering costs	-	(7,059)
Net cash provided by financing activities	-	89,941

Net change in Cash	(64,536)	75,980
Cash at beginning of period	78,839	2,859
Cash at end of period	$ 14,303	$ 78,839

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 320	$ 1,169
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Description of organization

Through January 20, 2003, JDLPhotos.com, Inc. (referred to as the “Company”) was a retailer of matted and framed photographs located in Longmont, Colorado. Photographs were sold at art shows and via the Internet. On January 20, 2003, the Company transferred its business back to its majority shareholder and underwent a change in control (see Note 6).

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc. The Company has developed a new business plan; however, it has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives.

Inherent in the Company’s business are various risks and uncertainties, including its limited operating scale and its lack of operating history. The Company’s future success will be dependent upon its ability to provide effective and competitive products, its ability to develop and provide new services or products that meet customers changing requirements, and its ability to use leading technologies to influence and respond to emerging industry standards on a timely and cost-effective basis.

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

Property, equipment and depreciation

Property and equipment are stated at cost. Depreciation is computed, for financial reporting purposes, over the estimated useful life of the assets using the straight-line method:

Office equipment	3 years
Furniture	10 years
Photography equipment	5 years

Intangible assets

Intangible assets consist of the software development costs related to the Company’s web site. The cost of developing and implementing its web site and related software is expensed until the Company has determined that the web site and related software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchased software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding three years, in accordance with Emerging Issues Task Force Issue No. 00-2 (“EITF 00-2”), “Accounting for Web Site Development Costs”.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Deferred offering costs

Costs associated with its common stock offering, consisting of legal, accounting and printing costs were deferred until the offering was completed at which time the costs were offset against the offering proceeds.

Impairment of long-lived assets and certain identifiable intangibles

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Revenue recognition

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

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) which permits the use of either a fair value based method or permits the continued use of the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Companies that elect to continue to apply the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provisions of APB 25. However, there was no effect on net loss or loss per share. Accordingly, the pro forma disclosures required under SFAS 123 are not provided.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Note 2 – Related Party Transactions

The Company accrued compensation to the President at $3,000 per month between January and June of 2001 and began to pay a cash salary to the President in July 2001. The accrued compensation by its President totaling $18,000 was offset by receivables in the amount of $7,774 and $3,917 owed to the Company by the President from prior years. The President also paid certain administrative expenses on behalf of the Company, of which $2,346 was owed to the President at December 31, 2002. As of December 31, 2002, the Company owed the President a total of $8,655 for unpaid compensation and expense reimbursements. This amount is included in the accompanying financial statements as indebtedness to related party at December 31, 2002.

For all periods presented, the Company rented space from the President (sole shareholder in 1999) and paid associated utilities expense and property taxes. These expenses totaled $4,843 and $4,445, respectively, for the years ended December 31, 2002 and 2001.

An officer of the Company provided services to the Company at no charge from January 1, 2001 through May 20, 2001. The fair value of the services was determined to be 4,666. The accompanying financial statements reflect a charge to operations and a corresponding credit to additional paid-in capital in the amount of $-0- and $4,666, respectively, for the years ended December 31, 2002 and 2001, to recognize the value of the services. These charges are included in general and administrative expenses.

During the years ended December 31, 2002 and 2001, the Company received $-0- and $2,500, respectively, in bridge financing from the President and an officer in exchange for promissory notes. The Company also owed the officers an additional $18,000 for bridge financing received in prior years. Bridge financing was provided to offset costs of the Company’s proposed common stock offering (See Note 5) and was expected to be repaid from its proceeds. The notes, plus accrued interest, were due on the closing date of the Company’s common stock offering, December 1, 2001. Interest on the bridge financing totaled $-0- and $1,169, respectively, for the years ended December 31, 2002 and 2001. The Company paid off all outstanding notes and accrued interest to the President and the officer prior to December 31, 2001.

On March 15, 2000, the Company entered into a License Agreement with its President and sole shareholder (the “Licensor”). The Licensor granted the Company the exclusive right and license, not including the right to sublicense to others, to use the transparencies of the Licensor to create prints for retail sale and distribution. In exchange, the Licensor will receive a royalty of ten percent of net revenue for each increment of $200,000 realized by the Company annually from the sale of prints created from the transparencies. The Agreement has an initial term of five years and may be renewed by the Company for a second five-year period upon approval by the Licensor. The net revenue in 2002 and 2001 did not exceed $200,000. No royalty expense has been accrued.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Note 3 – Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following at December 31, 2002:

Office equipment	$ 6,145
Furniture	812
Photography equipment	15,836
22,793
Less accumulated depreciation	(17,978)
$ 4,815

Depreciation expense for the years ended December 31, 2002 and 2001, respectively, was $2,258 and $2,640.

Intangible assets

Intangible assets consisted of the following at December 31, 2002:

Software development costs	$ 4,798
Less accumulated amortization	(3,998)
$ 800

Amortization is computed, for financial reporting purposes, over the estimated useful life of the web site (3 years) using the straight-line method. Amortization expense was $1,599 and $1,599, for the years ended December 31, 2002 and 2001, respectively.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Note 4 – Income Taxes

A reconciliation of U.S. the statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2002 and 2001:

		For the Years Ended
		December 31,
		2002	2001

U.S. statutory federal rate, graduated		17.85%	15.65%
State income tax rate, net of federal benefit		3.80%	4.99%
Permanet book-to-tax differences		0.00%	-7.28%
Net operating loss carry forward		-21.65%	-13.36%
	Effective tax rate	0.00%	0.00%

At December 31, 2002, the Company’s current tax benefit consisted of a net tax asset of $20,065, due to operating loss carryforwards of $95,455, which was fully allowed for, in the valuation allowance of $20,065. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2002 and 2001 totaled $15,867 and $5,593, respectively. Net operating loss carryforwards will expire through 2022.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note 5 - Shareholder's Equity

Preferred stock

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2002.

Common stock

The Company is authorized to issue 50,000,000 of its $0.0001 par value common stock. As of December 31, 2002, the Company had 6,510,000 shares of its common stock issued and outstanding.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Private offering

The Company commenced an offering, pursuant to an exemption from registration requirements under Regulation A of the Securities Act of 1933, in October 2001 and closed such offering in November 2001. The Company received $115,000 in gross offering proceeds from the sale of 460,000 shares of its $.0001 par value common stock at $.25 per share. The Company paid a total of $24,559 in offering costs.

Note 6 - Subsequent Events

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 50,000 shares of common stock previously issued to the Company’s attorney for services were cancelled. This transaction left the Company as a public shell corporation. The income tax effects on the Company, if any, will be reported in the first quarter of 2003.

Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management. New management is in the process of establishing a new business plan for the Company.

The following unaudited pro forma condensed balance sheet gives effect to the transfer of the Company’s business as if it had occurred at December 31, 2002. The unaudited pro forma financial information should be read in conjunction with the Company’s separate audited sp; Common stock 651 2,583 1,2,3,4 3,234 Additional paid-in capital 138,028 (22,192) 1,2,3,4 115,836 Retained deficit (124,070) -   (124,070) Total Equity (Deficit) 14,609 (19,609)   (5,000) Total Liabilities and Equity (Deficit) $ 32,995 $ (32,995)   $ -

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
Notes To Financial Statements

Pro forma adjustments

1.	Assets, and associated liabilities, related to the Company’s previous operations released to the Company’s former president in exchange for the cancellation of the former president’s 6,000,000 shares of the Company’s common stock;
2.	Cancellation of the former attorney’s 50,000 shares of the Company’s common stock;
3.	1,080,000 shares of the Company’s common stock issued to the Company’s new management;
4.	20 for 1 common stock dividend.

Following the change in control, the Company’s Board of Directors resolved to alter the Company’s business plan and focus on the hair salon, spa, and modeling industries.

On January 27, 2003, the Company executed and twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc.

Valde Connections, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Stephen W. Carnes	President, Director	January 20, 2003 to present

Mr. Stephen W. Carnes serves as the President of Valde Connections, Inc. and is the company's sole director. Mr Carnes was appointed President and Director of the corporation filling the vacancy created by the prior President's resignation, in connection with the company's decision to alter its business direction and focus on the hair salon, spa and modeling industries.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Valde Connections, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended December 31, 2002, but entered into various consent resolutions in lieu of meetings.

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

	Fiscal	Salary		Other
Name and Principal Position	Year	Compensation	Bonus	Compensation
James J. DeLutes	2002	$ 36,000.00	0	0
President, Director

Notes:

As of December 31, 2002, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Valde Connections, Inc.

Compensation of Directors

There was no compensation paid to any directors of Valde Connections, Inc. as director’s fees.

Employment Agreements

No formal employment agreements currently exist with any officer or employee. An employment agreement with the President is contemplated in the near future but the terms have not been determined at this time.

A consulting agreement was entered into in March of 2003 with an independent health and fitness advisor for stock compensation of 7,500 common shares payable quarterly with 10,000 common shares payable on signing. This agreement is renewable in six month intervals and can be terminated 30 days prior to any renewal period.

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of January 20, 2003:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Stephen W. Carnes	20,679,960 shares	63.9%
1180 Spring Centre South Blvd.
Suite 310
Altamonte Springs, FL 32714

Valdemar Castro	2,000,040 shares	6.2%
1180 Spring Centre South Blvd.
Suite 310
Altamonte Springs, FL 32714

Certain Relationships and Related Transactions

The Company accrued compensation to the President at $3,000 per month between January and June of 2001 and began to pay a cash salary to the President in July 2001. The accrued compensation by its President totaling $18,000 was offset by receivables in the amount of $7,774 and $3,917 owed to the Company by the President from prior years. The President also paid certain administrative expenses on behalf of the Company, of which $2,346 was owed to the President at December 31, 2002. As of December 31, 2002, the Company owed the President a total of $8,655 for unpaid compensation and expense reimbursements.

For all periods presented, the Company rented space from the President and paid associated utilities expense and property taxes. These expenses totaled $4,843 for the fiscal year ended December 31, 2002.

Valde Connections, Inc.

Exhibits and Reports on Form 8-K

On February 20, 2003, the company filed a report on form 8-K disclosing changes in control of the registrant and the acquisition and disposition of assets. As pertinent to the change in control of the registrant and in the business direction of the registrant, effective February 10, 2003, the Company changed its name from JDLPhots.com, Inc. to Valde Connections, Inc.

Index to Exhibits and Reports

Valde Connections, Inc. includes herewith the following exhibits:

99.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valde Connections, Inc.

By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President

Date: March 27, 2003