Form 10KSB/A
period 2002-12-31
VALDE CONNECTIONS INC
filed 2003-04-24
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment #1

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

I

Valde Connections, Inc.

Table of Contents

Description of Business	3
Description of Property	3
Legal Proceedings	3
Submission of Matters to a Vote of Security Holders	3
Market for Common Equity and Related Stockholder Matters	4
Management's Discussion and Analysis or Plan of Operations	5
Financial Statements	6
Changes In / Disagreements with Accountants Disclosure	19
Directors, Executive Officers, Promoters and Control Persons	19
Executive Compensation	19
Security Ownership of Certain Beneficial Owners and Management	20
Certain Relationships and Related Transactions	20
Exhibits and Reports on Form 8-K	21
Index to Exhibits and Reports	21
Controls and Procedures	21
Signatures	22
Certification	23

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

The following unaudited pro forma condensed balance sheet gives effect to the transfer of the Company’s business as if it had occurred at December 31, 2002. The unaudited pro forma financial information should be read in conjunction with the Company’s separate audited financial statements and notes thereto.

Valde Connections, Inc.
Pro Forma Balance Sheet
December 31, 2002	Actual			Pro Forma
(Unaudited)	Balance	Pro Forma		Balance
	Sheet	Adjustments		Sheet
Cash	$ 14,303	$ (14,303)	1	$ -
Inventory	13,077	(13,077)	1	-
Property and equipment, net	4,815	(4,815)	1	-
Intangible assets, net	800	(800)	1	-
Total Assets	$ 32,995	$ (32,995)		$ -

Accounts payable and accruals	$ 9,731	$ (4,731)	1	$ 5,000
Indebtedness to related party	8,655	(8,655)	1	-
Total Liabilities	. 18,386	(13,386)		5,000

Common stock	651	2,583	1,2,3,4	3,234
Additional paid-in capital	138,028	(22,192)	1,2,3,4	115,836
Retained deficit	(124,070)	-		(124,070)
Total Equity (Deficit)	14,609	(19,609)		(5,000)
Total Liabilities and Equity (Deficit)	$ 32,995	$ (32,995)		$ -

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
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Controls and Procedures

Valde Connections, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Valde Connections, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valde Connections, Inc.

By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President

Date: April 23, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Valde Connections, Inc.

By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President

Date: April 23, 2003

Valde Connections, Inc.

CERTIFICATION

I, Stephen W. Carnes, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Valde Connections, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/ Stephen W. Carnes.
- -----------------------------
Stephen W. Carnes
Principal Executive Officer and Principal Accounting Officer