Form 10QSB
period 2003-03-31
VALDE CONNECTIONS INC
filed 2003-05-15
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-49600
(Commission file number)

Valde Connections, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction
of incorporation or organization)

84-1536670
(IRS Employer
Identification No.)

1180 Spring Centre South Blvd., Suite 310
Altamonte Springs, Florida 32714
(Address of principal executive offices)

(407) 970-8460
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of

March 31, 2003 -	32,340,000	shares of common stock
	0	shares of preferred stock

The common stock of Valde Connections, Inc. is traded on the NASDAQ Bulletin Board under the symbol "VLDE".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Valde Connections, Inc.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	12

Item 7.	Controls and Procedures	12

SIGNATURES		12

CERTIFICATION		13

VALDE CONNECTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Condensed Balance Sheet as of March 31, 2003 (unaudited)	4

Condensed Statements of Operations, for the three months
ended March 31, 2003 and 2002 (unaudited)	5

Condensed Statements of Cash Flows, for the three months
ended March 31, 2003 and 2002 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

	VALDE CONNECTIONS, INC.
	CONDENSED BALANCE SHEET
	(Unaudited)
	March 31, 2003

	Assets

Total Assets		$ -

	Liabilities and Stockholders' Deficit

Current Liabilities
Indebtedness to related party (Note C)		$8,168
Accrued liabilities		1,000
Total current liabilities		9,168

Shareholders' deficit (Note E)
Preferred stock		-
Common Stock		3,234
Additional paid-in capital		188,186
Retained loss		(200,588)
Total shareholders' deficit		(9,168)

Total liabilities and shareholders' deficit		$ -

See accompanying notes to condensed financial statements.

	VALDE CONNECTIONS, INC.
	CONDENSED STATEMENTS OF OPERATIONS
	(Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002

Revenues	$ -	$ 12,797
Costs and expenses
Cost of revenues	-	4,292
Selling	-	9,062
Stock-based compensation:
Business plan services (Note B)	10,800	-
Contributed rent and services (Note C)	61,550	-
General and administrative	4,168	23,331
Total costs and expenses	76,518	36,685
Operating loss	(76,518)	(23,888)

Other income (expense):
Interest expense, related parties	-	(140)
Interest income	-	178
Other income	-	124
Loss before income taxes	(76,518)	(23,726)

Provision for income taxes (Note D)	-	-
Net loss	$ (76,518)	$ (23,726)

Weighted average loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares of
common stock outstanding	23,730,000	6,510,000

See accompanying notes to condensed financial statements.

VALDE CONNECTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002

Cash Flows from Operating Activities:
Net cash used in operating activities	$ (22,471)	$ (27,001)

Cash Flows from Investing Activities:
Capital expenditures	-	(175)
Net cash used in investing activities	-	(175)

Cash Flows from Financing Activities:
Proceeds from officer advances (Note C)	8,168	-
Net cash provided by financing activities	8,168	-

Net change in cash	(14,303)	(27,176)
Cash at beginning of period	14,303	78,840
Cash at end of period	$ -	$ 51,664

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

See accompanying notes to condensed financial statements.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2002, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Note B: Nature of Business

Through January 20, 2003, JDLPhotos.com, Inc. (referred to as the “Company”) was a retailer of matted and framed photographs located in Longmont, Colorado. Photographs were sold at art shows and via the Internet. On January 20, 2003, the Company transferred its business back to its majority shareholder and underwent a change in control.

Change in Control

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 50,000 shares of common stock previously issued to the Company’s attorney for services were cancelled. This transaction has left the Company as a public shell corporation.

Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.01 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized in the accompanying financial statements for the three months ended March 31, 2003.

Name Change

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note C: Related Party

Officers contributed office space to the Company for the three months ended March 31, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $61,250 for the three months ended March 31, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

An officer of the Company paid expenses on behalf of the Company totaling $8,168 during the three months ended March 31, 2003. At March 31, 2003, the balance owed by the Company to the officer totaled $8,168, which is included in the accompanying unaudited condensed financial statements as Indebtedness to Related Party.

Note D: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the three months ended March 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note E: Shareholders’ Deficit

Following is a schedule of changes in shareholders’ deficit for the three months ended March 31, 2003:

				Additional
		Common stock		Paid-In	Retained
		Shares	Amount	Capital	Loss	Total
Balance, January 1, 2003	.	6,510,000	$ 651	$ 138,028	$ (124,070)	$ 14,609
January 2003, cancellation of common
stock held by former president and
attorney (see Note B)		(6,050,000)	(605)	(19,004)	-	(19,609)
January 2003, common stock issued to
officers in exchange for business
planning services ($.01 per share)
(see Note B)		1,080,000	108	10,692	-	10,800
January 2003, common stock dividend		30,800,000	3,080	(3,080)	-	-
Office space and services contributed
by an officer (see Note C)	.	-	-	69,305	-	69,305
Net loss for the three months
ended March 31, 2003		-	-	-	(84,273)	(84,273)
Balance, March 31, 2003		32,340,000	$ 3,234	$ 195,941	$ (208,343)	$ (9,168)

On January 27, 2003, the Company executed and twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note F: Agreements

Letter of Intent

On March 3, 2003, the Company signed a Letter of Intent with a limited liability company (“LLC”) to build and operate a hair salon and day spa. Under the terms of the Letter of Intent, the Company and the LLC would share the costs of building the facility and in the subsequent revenues.

Consulting Agreement

On March 2, 2003, the Company signed a Consulting Agreement with an individual to provide health and fitness consulting services. The term of the Consulting Agreement is six months with an automatic renewal for an additional six months. In exchange for the services, the consultant will receive 7,500 shares of the Company’s common stock for every three month period that the Consulting Agreement is renewed. In addition, the consultant will receive 10,000 shares of the Company’s common stock as a signing bonus.

Note G: Subsequent Events

Letter of Intent

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company, which is intended to qualify as tax-free exchange. The salon would then be merged into the Company upon the closing of the Definitive Agreement.

Common Stock

During April 2003, the Company issued 17,500 shares of its common stock pursuant to its Consulting Agreement (see Note E).

Valde Connections, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2002

The net loss from operations of $23,726 is primarily comprised of general and administrative expenses of $23,331; revenues for the period were $12,797, cost of revenues was $4,292 and selling expenses were $9,062.

Results of Operations for the Three-Months Ended March 31, 2003

The majority of the net loss from operations of $76,518 is comprised of contributed rent and services of $61,550, and stock-based compensation of $10,800. General and administrative expenses for the period were $4,168.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2002.

During the three-month period ended March 31, 2002, the Company’s cash position decreased by $27,176. Primary factor to realizing this decrease was the Company's use of $27,001 in its operations.

For the Three-Months ended March 31, 2003.

During the three-month period ended December 31, 2002, the Company’s cash position decreased by $14,303. The Company used $22,471 in its operations and realized $8,168 from financing activities.

Management Plan of Operations

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

On March 3, 2003, the Company signed a Letter of Intent with Main Street Inn Development Company, LLC ("MSIDC") to build and operate a hair salon and day spa within the Main Street Inn.

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company, which is intended to qualify as tax-free exchange. The salon would then be merged into the Company upon the closing of the Definitive Agreement.

The Company plans to pursue a business strategy of identifying profitable clinical day spa and salons for potential acquisitions as a means of increasing the growth rate of revenues in addition to potential future Company expansion through means of building locations from the ground up. The Company will continue to seek partners, such as hotels that are located in resort destinations, as well as other potential high profile business partnerships. Such partnerships will enable the Company to grow by building clinical day spa and salons in upscale high traffic locations throughout the United States.

Valde Connections, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 50,000 shares of common stock previously issued to the Company’s attorney for services were cancelled.

Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of 003. Such Annual Report on Form 10-KSB includes disclosure of the Report on Form 8K filed February 25, 2003 re: Change In Control.

Exhibits

Valde Connections includes herewith the following exhibit.

99.1	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Item 7. Controls and Procedures

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

Date: May 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Valde Connections, Inc.

By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President

Date: May 12, 2003

Valde Connections, Inc.

CERTIFICATION

I, Stephen W. Carnes, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Valde Connections, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Stephen W. Carnes.
- -----------------------------
Stephen W. Carnes
Principal Executive Officer and Principal Accounting Officer