Form 10QSB/A
period 2003-03-31
VALDE CONNECTIONS INC
filed 2003-05-20
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Amendment 1

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

	VALDE CONNECTIONS, INC.
	CONDENSED BALANCE SHEET
	(Unaudited)
	March 31, 2003

	Assets

Total Assets		$ -

	Liabilities and Stockholders' Deficit

Current Liabilities
Indebtedness to related party (Note C)		$8,168
Accrued liabilities		1,000
Total current liabilities		9,168

Shareholders' deficit (Note E)
Preferred stock		-
Common Stock		3,234
Additional paid-in capital		195,941
Retained loss		(208,343)
Total shareholders' deficit		(9,168)

Total liabilities and shareholders' deficit		$ -

See accompanying notes to condensed financial statements.

	VALDE CONNECTIONS, INC.
	CONDENSED STATEMENTS OF OPERATIONS
	(Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002

Revenues	$ -	$ 12,797
Costs and expenses
Cost of revenues	-	4,292
Selling	-	9,062
Stock-based compensation:
Business plan services (Note B)	10,800	-
Contributed rent and services (Note C)	69,305	-
General and administrative	4,168	23,331
Total costs and expenses	84,273	36,685
Operating loss	(84,273)	(23,888)

Other income (expense):
Interest expense, related parties	-	(140)
Interest income	-	178
Other income	-	124
Loss before income taxes	(84,273)	(23,726)

Provision for income taxes (Note D)	-	-
Net loss	$ (84,273)	$ (23,726)

Weighted average loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares of
common stock outstanding	23,730,000	6,510,000

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

Common Stock

During April 2003, the Company issued 17,500 shares of its common stock pursuant to its Consulting Agreement (see Note F).

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

Results of Operations for the Three-Months Ended March 31, 2003

The majority of the net loss from operations of $84,273 is comprised of contributed rent and services of $69,305, and stock-based compensation of $10,800. General and administrative expenses for the period were $4,168.

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

Date: May 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Valde Connections, Inc.
By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President

Date: May 20, 2003

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

Date: May 20, 2003

/s/ Stephen W. Carnes.
- -----------------------------
Stephen W. Carnes
Principal Executive Officer and Principal Accounting Officer