Form 10QSB
period 2003-06-30
VALDE CONNECTIONS INC
filed 2003-08-22
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
000-49600
(Commission file number)

Signature Leisure, Inc.
(Exact name of small business issuer as specified in its charter)
Colorado
(State or other jurisdiction
of incorporation or organization)
84-1536670
(IRS Employer
Identification No.)
1180 Spring Centre South Blvd., Suite 310
Altamonte Springs, Florida 32714
(Address of principal executive offices)

(407) 970-8460
(Issuer's telephone number)

Valde Connections, Inc.
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of

June 30, 2003 -

35,498,220	shares of common stock
0	shares of preferred stock

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SGLI".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Signature Leisure, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10

Item 3.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

CERTIFICATION		15

SIGNATURE LEISURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Condensed Balance Sheet as of June 30, 2003 (unaudited)	4

Condensed Statements of Operations, for the three months
and six months ended June 30, 2003 and 2002 (unaudited)	5

Condensed Statements of Cash Flows, for the six months
ended June 30, 2003 and 2002 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
CONDENSED BALANCE SHEET
(Unaudited)
June 30, 2003

Assets

Current assets:
Cash		$ 221,982
	Total current assets	221,982
Deposit		5,500
		$ 227,482

Liabilities and Shareholders' Deficit

Current Liabilities
Indebtedness to related party (Note C)	$13,369
Accounts payable and accrued liabilities	7,201
Total current liabilities	20,570

Shareholders' deficit (Note E)
Preferred stock	-
Common Stock	3,550
Additional paid-in capital	914,735
Retained loss	(711,373)
Total shareholders' deficit	206,912

Total liabilities and shareholders' deficit	$ 227,482

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	$ -	$ 37,344	$ -	$ 50,141
Operating expenses:
Cost of revenues	-	11,607	-	15,899
Selling	-	15,629	-	24,691
Stock-based compensation:
Business plan services (Note B)	-	-	10,800	-
Legal services (Note E)	90,000	-	90,000	-
Health and fitness consulting (Note E)	14,563	-	14,563	-
Public relations services (Note E)	208,692	-	208,692	-
Other business consulting (Note C)	107,800	-	107,800	-
Contributed rent and services (Note C)	70,555	-	139,860	-
General and administrative	11,420	37,852	15,588	61,183
Operating expenses	503,030	65,088	587,303	101,773
Operating loss	(503,030)	(27,744)	(587,303)	(51,632)

Other income (expense):
Interest expense	-	(180)	-	(320)
Interest income	-	88	-	266
Other income	-	-	-	124
Loss before income taxes	(503,030)	(27,836)	(587,303)	(51,562)

Provision for income taxes	-	-	-	-
Net loss	$ (503,030)	$ (27,826)	$ (587,303)	$ (51,562)

Weighted average loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted average number of shares
of common stock outstanding	34,492,060	* 136,710,000	32,954,874	* 136,710,000

*Restated for 20 to 1 common stock dividend

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30, 2003	June 30, 2002

Cash Flows from Operating Activities:
Net cash used in operating activities	$ (33,190)	$ (46,178)

Cash Flows from Investing Activities:
Capital expenditures	-	(809)

Net cash used in investing activities	-	(809)

Cash Flows from Financing Activities:
Proceeds from sale of common stock (Note E)	250,000	-
Payments for offering costs (Note E)	(22,500)
Proceeds from officer advances (Note C)	13,369	-
Net cash provided by financing activities	240,869	-

Net change in cash	207,679	(46,987)
Cash at beginning of period	14,303	78,840
Cash at end of period	$ 221,982	$ 31,853

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ 320
Income Taxes	$ -	$ -

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
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

Letter of Intent

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company, which is intended to qualify as tax-free exchange. The salon would then be merged into the Company upon the closing of the Definitive Agreement. The Agreement has not closed as of June 30, 2003.

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

Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.01 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized in the accompanying financial statements for the six months ended June 30, 2003.

Name Change

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note C: Related Party

Officers contributed office space to the Company for the six months ended June 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $123,750 for the six months ended June 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

An officer of the Company paid expenses on behalf of the Company totaling $13,369 during the six months ended June 30, 2003. At June 30, 2003, the balance owed by the Company to the officer totaled $13,369, which is included in the accompanying unaudited condensed financial statements as Indebtedness to Related Party.

Note D: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the six months ended June 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note E: Shareholders’ Deficit

Following is a schedule of changes in shareholders’ deficit for the six months ended June 30, 2003:

				Additional
		Common stock		Paid-In	Retained
		Shares	Amount	Capital	Loss	Total
Balance, January 1, 2003	.	6,510,000	$ 651	$ 138,028	$ (124,070)	$ 14,609
Cancellation of common stock held
by former president and attorney
(see Note B)		(6,050,000)	(605)	(19,004)	-	(19,609)
Common stock issued to officers in
exchange for business planning
services ($.01 per share)
(see Note B)		1,080,000	108	10,692	-	10,800
Common stock dividend	.	30,800,000	3,080	(3,080)	-	-
Common stock sold, less $22,500
of offering costs	.	1,472,320	147	227,353	-	227,500
Common stock issued to unrelated
third parties in exchange for
services		1,685,900	169	420,886	-	421,055
Office space and services contributed
by an officer (see Note C)	.	-	-	139,860	-	139,860
Net loss for the six months ended
June 30, 2003	.	-	-	-	(587,303)	(587,303)
Balance, June 30, 2003		35,498,220	$ 3,550	$ 914,735	$ (711,373)	$ 206,912

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On January 27, 2003, the Company executed and twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

During the six months ended June 30, 2003, the Company issued 375,000 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.21 to $.26 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company issued 57,500 shares of its common stock to consultants in exchange for health and fitness consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.25 to $.26 per share. Stock-based compensation expense of $14,563 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company issued 818,400 shares of its common stock to consultants in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, or approximately $.26 per share. Stock-based compensation expense of $208,692 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company issued 435,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.23 to $.26 per share. Stock-based compensation expense of $107,800 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

Note F: Agreements

Letter of Intent

On March 3, 2003, the Company signed a Letter of Intent with a limited liability company (“LLC”) to build and operate a hair salon and day spa. Under the terms of the Letter of Intent, the Company and the LLC would share the costs of building the facility and in the subsequent revenues.

Note G: Subsequent Events

Common Stock

During July 2003, the Company issued 1,740,500 shares of its common stock to unrelated third parties in exchange for services.

Name Change

During August 2003, the Company changed its name from Valde Connections, Inc. to Signature Leisure, Inc.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

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

Financial Summary

Results of Operations for the Three-Months and Six-Months Ended June 30, 2003

The net loss from operations of $503,030 for the three-months ended June 30, 2003 and $587,303 for the six-months ended June 30, 2003 include the following common expenses; public relations services of $208,692; business consulting expenses of $107,800; legal services of $90,000; and health and fitness consulting expenses of $14,563. For the three-months ending June 30, 2003; contributed rent and services totaled $70,555, and general and administrative expenses were $11,420. For the six-months ending June 30, 2003; contributed rent and services were $139,860, general and administrative expenses were $15,588, and business plan services were 10,800.

Results of Operations for the Three-Months and Six-Months Ended June 30, 2002

The majority of the net loss from operations of $27,826 for the three-months ended June 30, 2002 and $51,562 for the six-months ended June 30, 2002 was comprised of general and administrative expenses. Revenues for the three-month period ended June 30, 2002 were $37,344; cost of revenues was $11,607 and selling expenses were $15,629. Revenues for the six-month period ended June 30, 2002 were $50,141; cost of revenues were $15,899 and selling expenses were $24,691.

Liquidity and Capital Resources

For the Three-Months ended June 30, 2003.

During the three-month period ended June 30, 2003, the Company’s cash position increased by $207,679. Primary factor to realizing this increase was the Company's proceeds from the sale of common stock.

For the Three-Months ended June 30, 2002.

During the three-month period ended June 30, 2002, the Company’s cash position decreased by $46,987. The Company used $46,178 in its operations.

Management Plan of Operations

Signature Leisure, Inc. (formerly Valde Connections, Inc.), since inception, has had insufficient revenues to support operations. On January 20, 2003, the Board of Directors determined to alter the business direction from retail sales of matted and framed photographs to providing services, sales and marketing in the hair salon, spa and modeling industries.

The Company is pursuing a business strategy of identifying profitable clinical day spa and salons for potential acquisitions as a means of increasing the growth rate of revenues in addition to potential future Company expansion through means of building locations from the ground up. The Company is seeking partners, such as hotels that are located in resort destinations, as well as other potential high profile business partnerships.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

Management Plan of Operations (continuation)

On March 3, 2003, the Company signed a Letter of Intent with Main Street Inn Development Company, LLC to build and operate a hair salon and day spa within the Main Street Inn. The company is finalizing an agreement to operate a salon and day spa inside the Main Street Inn, located in Hilton Head South Carolina. The intended terms include: a five year term, remodeling costs will be split by the parties, no rents will be charged and the Main Street Inn will receive a sixteen percent share in the gross revenues. The facility will occupy approximately 2,300 square feet of the inn and is expected to employ approximately 15 employees and subcontractors when in full operation.

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company. A definitive agreement has not been reached as of the date of this report and currently a purchase of the salons assets is being considered. The Clinical Day Spa is in located near the Orlando area of Central Florida and comprises a 5,000 sq ft facility that is presently in operation. Services include hair styling, massage therapy, nail care and clinical day spa services. There are approximately 15 employees, some of which are direct employees and some of which are “booth rental” individuals, which is a typical arrangement in the spa/salon industry.

On May 12, 2003, Signature Leisure, Inc. (formerly Valde Connections, Inc.), entered into a securities purchase agreement for the sale of $500,000 of our common stock. The initial purchase was for $250,000 at a per share price of $.1358 resulting in the issuance of 1,472,320 common $.0001 par value shares to a single foreign purchaser. The agreement provides a commitment to purchase an additional $250,000 of common shares upon an effective registration statement covering the shares sold. The company has filed a registration statement with the Securities and Exchange Commission, which is currently under review. Signature Leisure, Inc. (formerly Valde Connections, Inc.), has had extended negotiations with the spa facility in Central Florida and South Carolina. The company had expected to close on a definitive agreement with these facilities by now and is within its rights to terminate these negotiations unilaterally and pursue other opportunities.

Due to the delays in reaching final agreements with the Central Florida and South Carolina facilities, negotiations for a lease within a gym facility being built in the Orlando area of Florida have begun. Signature Leisure, Inc. (formerly Valde Connections, Inc.), intends to build out a new spa facility within the gym facility.

The company has the majority of the proceeds from the recent offering to apply to the build out operation or setup of any one of these facilities and will focus on the first opportunity it is able to consummate. More funding will be needed to operate or setup additional facilities.

Management has contracted with LEO Enterprises, Inc., a company that specializes in assisting with the design, build out and opening of day spa and salons. LEO Enterprises will assist the Company with the build out, staffing and opening of the company’s spa/salon facilities.

Item 3. Controls and Procedures

Signature Leisure, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

The following Equity Securities issued or sold during the period covered by this report were not registered under the Securities Act: On April 28, 2003, the Board of Directors approved the issuance of 682,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), .0001 par value restricted common stock to a consultant in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.25 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On April 28, 2003, the Board of Directors approved the issuance of 10,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), $.0001 par value restricted common stock to a former officer/director of Signature Leisure, Inc. (formerly Valde Connections, Inc.), in exchange for services related to the preparation of the company’s recent annual report, The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.25 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On July 7, 2007, the Board of Directors approved the issuance of 500,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), $.0001 par value restricted common stock to an individual consultant, in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.21 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On July 07, 2007, the Board of Directors approved the issuance of 500,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), $.001 par value restricted common stock to a public relations firm, in exchange for public relations services. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On May 12, 2003, Signature Leisure, Inc. (formerly Valde Connections, Inc.), entered into a securities purchase agreement for the sale of $500,000 of our common stock. The initial purchase was for $250,000 at a per share price of $.1358 resulting in the issuance of 1,472,320 common $.0001 par value shares to a single foreign purchaser in exempted transactions under Regulation “D”, Section 4(2) of the Securities Act of 1933, 4(6) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Signature Leisure, Inc. (formerly Valde Connections, Inc.), conducted the private offering through its executive officers and directors. The agreement provides a commitment to purchase an additional $250,000 of common shares upon an effective registration statement covering the shares sold. The company has filed a registration statement with the Securities and Exchange Commission, which is currently under review. Exemptions being non-exclusive the following factors are relevant: Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933 ; An aggregate of only $250,000 was received and no recent offerings were made by Signature Leisure, Inc. (formerly Valde Connections, Inc.); No commissions were paid.; No advertisements were made.; Each purchaser had adequate access to information pertaining to Signature Leisure, Inc. (formerly Valde Connections, Inc.); The securities are restricted pursuant to Rule 144

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information

Name Change

During August 2003, the Company changed its name from Valde Connections, Inc. to Signature Leisure, Inc.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Signature Leisure, Inc. (formerly, Valde Connections, Inc.) filed a Report on Form 8K with the Securities and Exchange Commission on May 22, 2003 re: Other Events. The filing comprised of a press release wherein the company announced the acquisition of necessary funding to proceed with the initial phase of the company's business plan.

Exhibits

Signature Leisure includes herewith the following exhibit.

3.1	Restated Articles of Incorporation, filed July 14,2003
10.1	Contract Leo Enterprises, Inc. dated July 1,2003
99.1	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.
By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President,
Chief Executive Officer and Chief Accounting Officer

Date: August 19, 2003

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

CERTIFICATION

I, Stephen W. Carnes, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Signature Leisure, Inc.;
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
Date: August 19, 2003

/s/ Stephen W. Carnes.
- -----------------------------
Stephen W. Carnes
Principal Executive Officer and Principal Accounting Officer