Form 10QSB
period 2003-09-30
SIGNATURE LEISURE INC
filed 2003-11-19
CIK 1135194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-49600
(Commission file number)

Signature Leisure, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction
of incorporation or organization)

50-0012982
(IRS Employer
Identification No.)

1111 N. Orlando Avenue
Winter Park, Florida 32789
(Address of principal executive offices)

(407) 970-8460
(Issuer's telephone number)

Valde Connections, Inc.
1180 Spring Centre South Blvd., Suite 310
Altamonte Springs, Florida 32714
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of

September 30, 2003 -	37,465,190	shares of common stock
	0	shares of preferred stock

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SGLI".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Signature Leisure, Inc.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Change in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

CERTIFICATION		17

SIGNATURE LEISURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Condensed Balance Sheet as of September 30, 2003 (unaudited)	4

Condensed Statements of Operations, for the three months
and nine months ended September 30, 2003 and 2002 (unaudited)	5

Condensed Statements of Cash Flows, for the nine months
ended September 30, 2003 and 2002 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
CONDENSED BALANCE SHEET
(Unaudited)
September 30, 2003

	Assets

Current assets:
Cash		$ 193,072
Total current assets		193,072
Deposit		5,500
		$ 198,572

	Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities		$1,800
Accrued salaries (Note C)		62,500
Total current liabilities		64,300

Shareholders' equity (Note E)
Preferred stock		-
Common Stock		3,747
Additional paid-in capital		1,216,608
Retained loss		(1,086,083)
Total shareholders' equity		134,272

Total liabilities and shareholders' equity		$ 198,572

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$ -	$ 31,776	$ -	$ 81,917
Operating expenses:
Cost of revenues	-	9,305	-	25,204
Selling	-	9,024	-	33,715
Stock-based compensation:
Business plan services (Note B)	-	-	10,800	-
Legal services (Note E)	-	-	90,000	-
Health and fitness consulting (Note E)	1,575	-	16,138	-
Public relations services (Note E)	30,000	-	238,692	-
Other business consulting (Note E)	262,440	-	370,240	-
Contributed rent and services (Note C)	8,055	-	147,915	-
General and administrative	72,640	16,414	88,228	77,597
Operating expenses	374,710	34,743	962,013	136,516
Operating loss	(374,710)	(2,967)	(962,013)	(54,599)

Other income (expense):
Interest expense	-	-	-	(320)
Interest income	-	43	-	309
Other income	-	-	-	124
Loss before income taxes	(374,710)	(2,924)	(962,013)	(54,486)

Provision for income taxes (Note D)	-	-	-	-
Net loss	$ (374,710)	$ (2,924)	$ (962,013)	$ (54,486)

Weighted average loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)
Weighted average number of shares
of common stock outstanding	37,440,190	* 136,710,000	33,797,789	* 136,710,000

*Restated for 20 to 1 common stock dividend (see Note E)

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002

Cash Flows from Operating Activities:
Net cash used in operating activities	$ (48,731)	$ (54,404)

Cash Flows from Investing Activities:
Capital expenditures	-	(1,024)

Net cash used in investing activities	-	(1,024)

Cash Flows from Financing Activities:
Proceeds from sale of common stock (Note E)	250,000	-
Payments for offering costs (Note E)	(22,500)
Proceeds from officer advances (Note C)	13,369	-
Repayment of officer advances (Note C)	(13,369)	-
Net cash provided by financing activities	227,500	-

Net change in cash	178,769	(55,428)
Cash at beginning of period	14,303	78,840
Cash at end of period	$ 193,072	$ 23,412

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ 320
Income Taxes	$ -	$ -

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

Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.01 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized in the accompanying financial statements for the nine months ended September 30, 2003.

Name Changes

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc.

During August 2003, the Company changed its name from Valde Connections, Inc. to Signature Leisure, Inc.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note C: Related Party

Officers contributed office space to the Company for the nine months ended September 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $123,750 for the nine months ended June 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

Commencing July 1, 2003, the Company began accruing salary for its president based on an employment agreement executed during the three months ended September 30, 2003 (see Note G). As of September 30, 2003, accrued salaries totaled $62,500.

An officer of the Company paid expenses on behalf of the Company totaling $13,369 during the nine months ended September 30, 2003. The Company repaid all of the advances prior to September 30, 2003.

Note D: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the nine months ended September 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note E: Shareholders’ Deficit

Following is a schedule of changes in shareholders’ deficit for the nine months ended September 30, 2003:

				Additional
		Common stock		Paid-In	Retained
		Shares	Amount	Capital	Loss	Total
Balance, January 1, 2003	.	6,510,000	$ 651	$ 138,028	$ (124,070)	$ 14,609
Cancellation of common stock held
by former president and attorney
(see Note B)		(6,050,000)	(605)	(19,004)	-	(19,609)
Common stock issued to officers in
exchange for business planning
services ($.01 per share)
(see Note B)		1,080,000	108	10,692	-	10,800
Common stock dividend	.	30,800,000	3,080	(3,080)	-	-
Common stock sold, less $127,500
of offering costs	.	1,472,320	147	122,353	-	122,500
Common stock issued in exchange for
offering costs		500,000	50	104,950	-	105,000
Common stock issued to unrelated
third parties in exchange for
consulting services		3,152,870	316	714,754	-	715,070
Office space and services contributed
by an officer (see Note C)	.	-	-	147,915	-	147,915
Net loss for the nine months ended
eptember 30, 2003	.	-	-	-	(962,013)	(962,013)
Balance, September 30, 2003		37,465,190	$ 3,747	$ 1,216,608	$ (1,086,083)	$ 134,272

On January 27, 2003, the Company executed a twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

During the nine months ended September 30, 2003, the Company issued 375,000 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.21 to $.26 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company issued 500,000 shares of its common stock in exchange for stock offering costs. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, or approximately $.21 per share. Offering costs of $105,000 were recognized as an offset to common stock sale proceeds in the accompanying condensed financial statements for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company issued 65,000 shares of its common stock to consultants in exchange for health and fitness consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.21 to $.26 per share. Stock-based compensation expense of $16,138 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

9

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2003, the Company issued 994,870 shares of its common stock to consultants in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.17 to $.26 per share. Stock-based compensation expense of $238,692 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company issued 1,718,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.09 to $.26 per share. Stock-based compensation expense of $370,240 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

Note F: Letters of Intent

On March 3, 2003, the Company signed a Letter of Intent with a limited liability company (“LLC”) to build and operate a hair salon and day spa. Under the terms of the Letter of Intent, the Company and the LLC would share the costs of building the facility and in the subsequent revenues. During the three months ended September 30, 2003, further due diligence and negotiations continued with the LLC. Final closing details could not be agreed upon between the LLC and the Company. The Company has subsequently suspended negotiations.

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company, which is intended to qualify as tax-free exchange. During the three months ended September 30, 2003, further due diligence efforts were undertaken and the Company has elected to no longer pursue the salon and day spa as an acquisition candidate. No further negotiations are anticipated.

Note G: Commitments and Contingencies

On September 3, 2003, the Company executed an Employment Agreement (the “Agreement”) with its president. Under the terms of the Agreement, the president is to receive a salary of $250,000 per year and an automobile allowance of $700 per month. In addition, the president has the opportunity to earn the following bonuses:

a)

A bonus of $750,000 upon the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit.

b)

A bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to the Company.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note H: Subsequent Events

Leases

On October 14, 2003, the Company executed a non-cancelable operating lease for a building located in Winter Park, Florida. The lease commences on December 1, 2003 and expires November 30, 2004. Future minimum rental payments are as follows:

December 31,
2003	$ 5,857
2004	64,433
$ 70,290

During October 2003, the Company negotiated (but has not signed) an operating lease for space within a gym facility being built in the Orlando, Florida area. The Company intends to build out a new spa facility within the gym facility. The Company requires more funding prior to signing the lease agreement in order to fund the set-up and operation of the facility.

Consulting Agreement

On September 26, 2003, the Company signed an agreement to hire a consultant that would provide business combinations and merger and acquisition services to the Company. During October 2003, after signing the agreement and paying a $50,000 retainer, the Company determined that the consultant was not acting in the best interests of the Company and not performing its duties as required under the agreement. On October 28, 2003, the Company terminated the consultant’s agreement. The Company is considering legal action in order to reclaim the $50,000 retainer.

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

Financial Summary

Results of Operations for the Three-Months and Nine-Months Ended September 30, 2003

The net loss from operations of $374,710 for the three-months ended September 30, 2003 was primarily comprised of business consulting compensation of $262,440; general and administrative expenses of $72,640; and, public relations services of $30,000.

The net loss from operations of $962,013 for the nine-months ended September 30, 2003 includes the following expenses; business consulting compensation of $370,240; public relations services of $238,692; contributed rent and services of $147,915; legal services of $90,000; general and administrative expenses of $88,228; health and fitness consulting of $16,138; and, business plan services of $10,800.

Results of Operations for the Three-Months and Nine-Months Ended September 30, 2002

The majority of the net loss from operations of $2,924 for the three-months ended September 30, 2002 and $54,486 for the nine-months ended September 30, 2002 was comprised of general and administrative expenses. Revenues for the three-month period ended September 30, 2002 were $31,776; cost of revenues was $9,305 and selling expenses were $9,024. Revenues for the nine-month period ended September 30, 2002 were $81,917; cost of revenues were $25,204 and selling expenses were $33,715.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2003.

During the nine-month period ended September 30, 2003, the Company’s cash position increased by $178,769. Primary factor to realizing this increase was the Company's proceeds from the sale of common stock.

For the Nine-Months ended September 30, 2002.

During the nine-month period ended September 30, 2002, the Company’s cash position decreased by $55,428. The Company used $54,404 in its operations.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

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

On March 3, 2003, the Company signed a Letter of Intent with Main Street Inn Development Company, LLC to build and operate a hair salon and day spa within the Main Street Inn, located in Hilton Head South Carolina. Under the terms of the Letter of Intent, the Company and the LLC would share the costs of building the facility and in the subsequent revenues. During the three months ended September 30, 2003, further due diligence and negotiations continued with the LLC. Final closing details could not be agreed upon between the LLC and the Company. No further negotiations are anticipated.

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company. The Clinical Day Spa is in located near the Orlando area of Central Florida and comprises a 5,000 sq ft facility that is presently in operation. During the three months ended September 30, 2003, further due diligence efforts were undertaken and the Company has elected to no longer pursue the salon and day spa as an acquisition candidate. No further negotiations are anticipated.

On May 12, 2003, Signature Leisure, Inc. (formerly Valde Connections, Inc.), entered into a securities purchase agreement for the sale of $500,000 of our common stock. The initial purchase was for $250,000 at a per share price of $.1358 resulting in the issuance of 1,472,320 common $.0001 par value shares to a single foreign purchaser. The agreement provides a commitment to purchase an additional $250,000 of common shares upon an effective registration statement covering the shares sold. The company has filed a registration statement with the Securities and Exchange Commission, which is currently under review. During October 2003, the Company negotiated (but has not signed) an operating lease for space within a gym facility being built in the Orlando, Florida area. The Company intends to build out a new spa facility within the gym facility. The Company requires an additional $200,000 in funding prior to signing the lease agreement in order to fund the set-up and operation of this facility. Current funds would not be enough to fund this facility with sufficient cash reserves to develop the needed revenue to maintain operations. The company has the majority of the proceeds from the recent offering to apply to any business operations that can provide revenue to the company. Due to the difficulty the company has had trying to complete the previously discussed agreements for spa operations; management is also considering other opportunities to establish revenue for the company.

Commencing September 3, 2003, the Company began accruing salary for its president based on an employment agreement. The term is for three years with a salary rate of $250,000 per year. Additional bonus provisions apply based on performance.

On October 14, 2003, the Company executed a non-cancelable operating lease for a building located in Winter Park, Florida. The lease commences on December 1, 2003 and expires November 30, 2004. The monthly lease payment is $5,857 each month. The facility is approximately 6000 square feet and contains office facilities, warehouse and a parking lot.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

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

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Consulting Agreement

On September 26, 2003, the Company signed an agreement to hire a consultant that would provide business combinations and merger and acquisition services to the Company. During October 2003, after signing the agreement and paying a $50,000 retainer, the Company determined that the consultant was not acting in the best interests of the Company and not performing its duties as required under the agreement. On October 28, 2003, the Company terminated the consultant’s agreement. The Company is considering legal action in order to reclaim the $50,000 retainer. No actions have been filed by any party at this time.

Item 2. Change in Securities and Use of Proceeds

The following Equity Securities issued or sold during the period covered by this report were not registered under the Securities Act: On July 7, 2003, the Board of Directors approved the issuance of 500,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), $.0001 par value restricted common stock to an individual consultant, in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.21 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On July 07, 2003, the Board of Directors approved the issuance of 500,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), $.001 par value restricted common stock to a public relations firm, in exchange for public relations services. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

The company continues to use some proceeds from its recent offering for operations and has a substantial portion of those proceeds available to devote to the development of revenue producing operations. The company is considering opportunities outside the day spa and salon industry.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Name Change

During August 2003, the Company changed its name from Valde Connections, Inc. to Signature Leisure, Inc.

SIGNATURE LEISURE, INC.
(Formerly Valde Connections, Inc.)

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during the reporting period ended September 30, 2003.

Exhibits

Signature Leisure includes herewith the following exhibits.

10.1	Employment agreement - by and between Signature Leisure, Inc.
and Steve Carnes, as of September 3, 2003.
10.2	Commercial Lease - by and between Signature Leisure, Inc.
and Benjamin Partners, Ltd, executed October 14, 2003.
99.1	Certification of Principal Accounting Officer pursuant to
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

Date: November 12, 2003

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

Date: November 12, 2003

/s/ Stephen W. Carnes.
- -----------------------------
Stephen W. Carnes
Principal Executive Officer and Principal Accounting Officer