Form 10KSB/A
period 2002-12-31
SIGNATURE LEISURE INC
filed 2004-01-08
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment #2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49600

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)
(Exact name of small business issuer as specified in its charter)

1111 N. Orlando Avenue
Winter Park, Florida 32789
(407) 970-8460
Address of Principal Executive Offices

Colorado
(State of incorporation)

50-0012982
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

I

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Introductory Note

This Amendment No. 2 on Form 10-KSB/A ("Amended 10-KSB") is being filed in response to a review of Amendment No. 1 of Form 10KSB and expands or clarifies that disclosure. This Amended 10-KSB speaks as of the filing date of the Original 10-KSB, except for the certifications which speak as of their respective dates 10-KSB. Except as specifically indicated, this Amended 10-KSB does not reflect any events occurring subsequent to the filing of the Original Form 10-KSB.

Table of Contents

Description of Business	3
Description of Property	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	4
Management's Discussion and Analysis or Plan of Operations	7
Financial Statements	9
Changes In / Disagreements with Accountants Disclosure	22
Directors, Executive Officers, Promoters and Control Persons	22
Executive Compensation	23
Security Ownership of Certain Beneficial Owners and Management	24
Certain Relationships and Related Transactions	24
Exhibits and Reports on Form 8-K	25
Index to Exhibits and Reports	25
Controls and Procedures	25
Signatures	26
Certification	27

II

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Description of Business

General

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) was incorporated in the State of Colorado on March 15, 2000 as JDLPhotos.com, Inc. Through January 20, 2003, JDLPhotos.com, Inc. was located in Longmont, Colorado and was a retailer of matted and framed photographs. Due to the continuing losses from operations and the increasing expense related to the public entity a new management and business opportunities were sought. On January 20, 2003, the company transferred its business back to James DeLutes, its majority shareholder and underwent a change of control. As a result of this transfer and the change in control the company became a public shell. The board of directors, consisting solely of Mr. Delutes, did not solicit or receive an independent, third party opinion regarding the fairness to Signature Leisure, Inc. (formerly Valde Connections, Inc. from a financial viewpoint, of the cancellation of the shares and the disposition of the assets.

In February of 2003, the company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc. In August of 2003 the company changed its name to Signature Leisure, Inc.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) has authorized 50,000,000 shares of common stock, par value $.0001 and 10,000,000 shares of preferred stock, par value $.001. At February 11, 2003; 32,340,000 shares of common stock were issued and outstanding; No preferred shares have been issued.

The common stock of Signature Leisure, Inc. ( formerly Valde Connections, Inc.) common stock is traded on the NASDAQ Bulletin Board under the symbol SGLI.

The Company has a December 31st fiscal year end.

Description of Business

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

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Description of Property

On October 14, 2003, Signature Leisure executed a commercial lease for a building located in Winter Park, Florida. The leased property comprises approximately 6000 square feet of usable space. The lease began December 1, 2003 and expires November 30, 2004; monthly lease payments are $5,857.

Previously, Signature Leisure's president has been providing office space, which consisted of approximately two thousand square feet in an office building.

Signature Leisure does not currently have an operational Website on the internet. A website may be created in the future if beneficial

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending December 31, 2002.

Submission of Matters to a Vote of Security Holders

None in the fiscal year ending December 31, 2002.

Market for Common Equity and Related Stockholder Matters

Market Information

As of February 14, 2003 the Signature Leisure, Inc. ( formerly Valde Connections, Inc.) common stock was listed on the NASDAQ Bulletin Board under the symbol "VLDE". Prior to that the common stock was listed under the symbol “JDLP” (effective 5/24/2002). The first available quotes on the bulletin board appeared in the first quarter of 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of March 26, 2003):

	High	Low
Period Ending

January 28, 2003	$0.01	$0.01
February 26, 2003	$0.29	$0.24
March 26, 2003	$0.24	$0.23

Holders

Valde Connections. Inc. had 32,340,000 shares of common stock issued and outstanding as of February 11, 2003, which were held by approximately 42 shareholders. Signature Leisure, Inc. ( formerly Valde Connections, Inc.) has currently 0 shares of preferred stock issued and outstanding.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Recent Issuance of Securities

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 50,000 shares of common stock previously issued to the Company’s attorney, Patricia Cudd, for services related to the formation and initial organization of the company were cancelled.

Also, on January 20, 2003, the Company issued 1,080,000 shares of common stock to Mr. Stephen W. Carnes as consideration for his serving on the Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting Company, his business expertise and his business concept of establishing Salon and day spa services. Mr.Carnes is in the process of establishing a new business plan for the Company.

On January 27, 2003, the Company executed a twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

Recent Sales of Unregistered Securities*

* Sales indicated prior to January 27, 2003 do not reflect the twenty for one stock dividend

On March 15, 2000, we issued 3,000,000 shares of common stock and paid the sum of $14,157 in cash to Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder, in exchange for 100% of Mr. DeLutes' interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. The net value of the consideration delivered by Mr. DeLutes for the shares was $9,730, at the rate of $.003 per share, representing the difference between the aggregate historical cost value of the assets, subject to the liabilities ($23,887), of Jim DeLutes Photography and the $14,157 cash sum received by Mr. DeLutes together with the shares. On March 15, 2000, we issued 3,000,000 shares of common stock and paid the sum of $14,157 in cash to Mr. James J. DeLutes, our sole executive officer, director and controlling shareholder, in exchange for 100% of Mr. DeLutes' interest in Jim DeLutes Photography, a sole proprietorship having total assets, subject to liabilities, valued, at historical cost, at $23,887. On September 30, 2000, we issued 3,000,000 shares of common stock to Mr. Scott M. Thornock, a former executive officer and director of JDLphotos.com, in consideration for services performed by him in connection with the organization of the company valued at $9,730, at the rate of $.003 per share. These services, performed over a period of approximately 49 hours, related to: (a) the development, design, layout and function of JDLphotos.com's site on the Internet; (b) the development and maintenance of potential strategic relationships with other web sites and portals; (c) the development and implementation of marketing strategies, including the expansion of distribution channels; (d) the formation and capitalization of JDLphotos.com, including the amount of required funding; and (e) coordinating the efforts of Cordovano and Harvey, P.C., JDLphotos.com's independent auditors. Mr. DeLutes purchased all 3,000,000 shares of common stock owned by Mr. Thornock on May 8, 2001.

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

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

During October and November 2001, we issued an aggregate of 460,000 shares of common stock to a total of thirty-five persons, all of whom are residents of the State of Colorado, for cash consideration totaling $115,000. The offering price of the shares was $.25 per share. We made the sales in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Regulation A promulgated thereunder and in reliance upon the exemption with the Colorado Division of Securities afforded under Section 11-51-308(1)(p) of the Colorado Securities Act. No underwriter was employed in connection with the offering and sale of the shares. The facts we relied upon to make the Federal exemption available include, among others, the following:

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
(d) Is not disqualified because of Regulation Section 230.262.

No additional sales unregistered securities occurred through the period ended December 31, 2002.

Dividend Policy

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

On January 27, 2003, the Company executed a twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Management's Discussion and Analysis or Plan of Operations

Overview

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) (formerly JDLPhotos.com, Inc.), since the Company's inception, has had insufficient revenues to support operations. Revenue from sales were generally sufficient to cover the costs of goods and selling expenses, but never developed to a sufficient level to support the officers salaries and marketing expenses.

On January 20, 2003, the Board of Directors determined to alter the business direction from retail sales of matted and framed photographs (JDLPhots.com, Inc.) to providing services, sales and marketing in the hair salon, spa and modeling industries (Signature Leisure, Inc. ( formerly Valde Connections, Inc.)).

The Spa Industry

In 2000 and 2002, the International SPA Association (ISPA) engaged PricewaterhouseCoopers to conduct a Spa Industry Study. The following summary is from that 2002 study.

Spa Locations. There are an estimated 9,600 spas throughout the U.S. and 1,300 in Canada. In the U.S., the largest spa category, accounting for over three-quarters of locations, is day spas. Resort/hotel spas are the second largest group, followed by club spas, mineral springs spas, medical spas and destination spas.

Spa Visits. There were approximately 155.8 million spa visits made in the U.S. in 2001. Sixty-eight percent (68 percent) of these were to day spas. Resort/hotel spas and club spas received the next largest numbers of spa visits. Revenues. In 2001, the U.S. spa industry achieved approximately $10.7 billion in revenues. Half (51 percent) of the spa industry's revenues are derived from treatment rooms. Beauty salons and retail also account for significant portions of industry revenue.

Employment. An estimated 282,000 people are employed by the U.S. spa industry. Sixty-three percent (63 percent) of employees are full time. Employee wages and salaries totaled approximately $4.9 billion in 2001.

Spa Industry Growth

Spa Locations. The number of spa locations has doubled in number every four years. The number of locations has increased by an average of 20 percent annually over the last eight years. The resort/hotel spa segment has been expanding faster than any other and showed a cumulative two-year increase of 143 percent in number of locations. Mineral springs spas are also growing faster than the industry average.

Spa visits. Demand continues to be the driving force behind the tremendous growth of the industry. Despite poor economic conditions, the number of spa visits continues to grow rapidly, increasing by 71 percent between 1999 and 2001.

Revenues. Industry revenues have grown by 114 percent between 2000 and 2002. However, the annual growth in revenues for individual spas has moderated from 28 percent in 1999 to only 14 percent in 2000 and 8 percent in 2001.

Employment. The spa industry saw an 87 percent increase in the total number of employees in the past two years. The Company is pursuing a business strategy of identifying profitable clinical day spa and salons for potential acquisitions as a means of increasing the growth rate of revenues in addition to potential future Company expansion through means of building locations from the ground up. The Company is seeking partners, such as hotels that are located in resort destinations, as well as other potential high profile business partnerships.

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

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Financial Condition and Results of Operations

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) has sustained operational losses since its inception. Principal funding during the prior two fiscal years was primarily through the receipt of proceeds of $115,000 from a private offering concluded at fiscal year-end 2001. Cash and cash equivalents at fiscal year-end were $14,303. During October and November 2001, we issued an aggregate of 460,000 shares of common stock to a total of thirty-five persons, all of whom are residents of the State of Colorado, for cash consideration totaling $115,000. The offering price of the shares was $.25 per share. Proceeds were utilized basically planned: $36,000 for the Presidents salary, $20,000 for the repayment of promissory notes held by Mr. James J. DeLutes the company president and Mr. Scott Thornock, a former officer of the company. Approximately $24,500 was related to offering costs $7,500 of which was prepaid from the proceeds of the promissory notes. Approximately $10,000 was used for Marketing, $3600 in rent paid to James J. DeLutes and the remaining approximately $29,000 was used as working capital for operations.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) will require additional funding to establish the corporate organization and infrastructure; and to complete the corporation's business plan to address the hair salon, spa and modeling industries. The source of such additional funding may be through an additional offering of Valde Connections' equity securities or such other means as may be determined by the Board of Directors.

Liquidity and Capital Resources

For the fiscal years ending December 31, 2001 and 2002; the Company experienced operating losses of $33,157 and $73,433, respectively. Gross profits for these periods were $70,569 and $69,657, respectively; offset by operating expenses of $103,726 and $143,090, respectively, to result in the operating losses previously stated. Due to efforts to expand operations, selling costs increased approximately $15,000 and general administrative costs, consisting primarily of increased accounting and professional fees, increased $25,000 in 2002.

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

The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. The company is seeking initial funding of $500,000 for general operations and the build out of its first spa location. A typical Spa location is expected to require approximately $250,000 for its initial setup and operation. The additional $250,000 is intended for general operations and reserve until an initial spa location begins to develop revenue. Future offerings of equity securities may have a materially dilutive effect on the holdings of the existing shareholders. The company has no operations and it may be difficult to obtain financing.

The limited operations of Signature leisure have relied on loans and contribution of labor from it’s President Stephen Carnes. No commitments are in place to continue this financing.

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

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

- Financial Statements

Contents
Page
Independent Auditor's Report		F-2

Balance Sheet		F-3
Statements of Operations		F-4
Statement of Changes in Shareholders’ Equity		F-5
Statements of Cash Flows		F-6
Notes to Financial Statements		F-7 through F-13

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

Shareholders' Equity (Note 5)

Preferred stock, $.001 par value; 10,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.0001 par value; 50,000,000 shares authorized;
6,510,000 shares issued and outstanding	651
Additional paid-in capital	138,028
Retained deficit	(124,070)

Total Shareholders' Equity	14,609

$ 32,995

See accompanying notes to financial statements

VALDE CONNECTIONS, INC.
(Formerly JDLPhotos.com, Inc.)
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2002	2001

Revenues	$100,173	$97,278
Cost of revenues	30,516	26,709
Gross profit	69,657	70,569

Operating expenses:
Selling	42,982	27,413
General and administrative (Note 2 and 5)	100,108	76,313
Total operating expenses	143,090	103,726
Operating loss	(73,433)	(33,157)

Other income (expense):
Interest expense, related parties (Note 2)	-	(1,169)
Interest expense, other	(320)	-
Interest income	466	124
Loss before income taxes	(73,287)	(34,202)

Provision for income taxes (Note 4)	-	-

Net loss	$ (73,287)	$ (34,202)

Basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of shares of common stock outstanding	6,510,000	6,055,897

See accompanying notes to financial statements

	VALDE CONNECTIONS, INC.
	(Formerly JDLPhotos.com, Inc.)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	For the Years Ended December 31, 2002 and 2001

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance - December 31, 2000	6,050,000	$ 605	$ 42,966	$(16,581)	$26,990

Contributed services (Note 2)	-	-	4,667	-	4,667

Proceeds from private offering (Note 5)	460,000	46	114,954	-	115,000

Offering expenses (Note 5)	-	-	(24,559)	-	(24,559)

Net loss	-	-	-	(34,202)	(34,202)

Balance - December 31, 2001	6,510,000	651	138,028	(50,783)	87,896

Net loss	-	-	-	(73,287)	(73,287)

Balance - December 31, 2002	6,510,000	$ 651	$ 138,028	$ (124,070)	$ 14,609

	See accompanying notes to financial statements

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

See accompanying notes to financial statements

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

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Stephen W. Carnes	President, Director	January 20, 2003 to present
Office Street Address:	1111 N. Orlando Avenue
Winter Park, Florida 32789
Telephone: (407) 970-8460

Mr. Stephen W. Carnes serves as the President of Signature Leisure, Inc. ( formerly Valde Connections, Inc.) and is the company's sole director. Mr. Carnes was appointed President and Director of the corporation filling the vacancy created by the prior President's resignation, in connection with the company's decision to alter its business direction and focus on the hair salon, spa and modeling industries.

Employment History
Employer	Title	Dates of Position
Signature Leisure, Inc. (OTC BB: SGLI)	President and CEO	February 2003 to Present

Fortis Enterprises, Inc. (OTC BB: FRTE)	President and CEO	July 2003 to Present
Fortis Enterprises is a publicly traded company on the Over-the-Counter Bulletin Board under the symbol
FRTE. Fortis Enterprises is presently a development stage company that intends to capitalize upon the niche market opportunities within the commercial and residential restoration service markets.

Self-employed as an independent manufacturers representative acting as an outside sales representative for various
companies		1998 to 2003

Founder and co-owner of a private public relations firm that assisted companies with marketing and public relations
2000 to 2003

Education

1982 to 1986, Indiana University at Fort Wayne, Indiana
Received a B.S. degree in Business Administration

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Signature Leisure, Inc. ( formerly Valde Connections, Inc.), as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors, consisting of a single director, held no formal meetings during the year ended December 31, 2002, but conducted board actions unanimous written consent resolutions in lieu of meetings.

Compensation Summary

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

James J. DeLutes	2002	36,000	0	0	0	0	0	0
President and Director
	2001	36,000	0	0	0	0	0	1,515*

*discontinued medical insurance benefit plan

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

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

There was no compensation paid to any directors of Signature Leisure, Inc. ( formerly Valde Connections, Inc.) as director’s fees.

Employment Agreements

No formal employment agreements existed as of December 31, 2002 with any officer or employee. An employment agreement with the President is contemplated in the near future but the terms have not been determined at this time.

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

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

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

For all periods presented, the Company rented space from James DeLutes the President (sole shareholder in 1999) and paid associated utilities expense and property taxes. These expenses totaled $4,843 and $4,445, respectively, for the years ended December 31, 2002 and 2001.

An officer of the Company, Mr. Scott M. Thornock provided services to the Company at no charge from January 1, 2001 through May 20, 2001. The fair value of the services was determined to be 4,666. The accompanying financial statements reflect a charge to operations and a corresponding credit to additional paid-in capital in the amount of $-0- and $4,666, respectively, for the years ended December 31, 2002 and 2001, to recognize the value of the services. These charges are included in general and administrative expenses.

During the years ended December 31, 2002 and 2001, the Company received $-0- and $2,500, respectively, in bridge financing from the President, James DeLutes and Scott M. Thornock, an officer, in exchange for promissory notes. The Company also owed the officers an additional $18,000 for bridge financing received in prior years. Bridge financing was provided to offset costs of the Company’s proposed common stock offering and was expected to be repaid from its proceeds. The notes, plus accrued interest, were due on the closing date of the Company’s common stock offering, December 1, 2001. Interest on the bridge financing totaled $-0- and $1,169, respectively, for the years ended December 31, 2002 and 2001. The Company paid off all outstanding notes and accrued interest prior to December 31, 2001.

On March 15, 2000, the Company entered into a License Agreement with its President and sole shareholder, James DeLutes (the “Licensor”). The Licensor granted the Company the exclusive right and license, not including the right to sublicense to others, to use the transparencies of the Licensor to create prints for retail sale and distribution. In exchange, the Licensor will receive a royalty of ten percent of net revenue for each increment of $200,000 realized by the Company annually from the sale of prints created from the transparencies. The Agreement has an initial term of five years and may be renewed by the Company for a second five-year period upon approval by the Licensor. The net revenue in 2002 and 2001 did not exceed $200,000. No royalty expense has been accrued.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Exhibits and Reports on Form 8-K

On February 20, 2003, the company filed a report on form 8-K disclosing changes in control of the registrant and the acquisition and disposition of assets. As pertinent to the change in control of the registrant and in the business direction of the registrant, effective February 10, 2003, the Company changed its name from JDLPhots.com, Inc. to Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

Index to Exhibits and Reports

Signature Leisure, Inc. ( formerly Valde Connections, Inc.) includes herewith the following exhibits:

99.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Controls and Procedures

Signature Leisure, Inc. (formerly Valde Connections, Inc.) management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

Date: December 23, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

Date: December 23, 2003

Signature Leisure, Inc. ( formerly Valde Connections, Inc.)

CERTIFICATION

I, Stephen W. Carnes, certify that:

1. I have reviewed this annual report on Form 10-KSB of Signature Leisure, Inc. ( formerly Valde Connections,
Inc.);
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

Date: December 23, 2003

/s/ Stephen W. Carnes.
- -----------------------------
Stephen W. Carnes
Principal Executive Officer and Principal Accounting Officer