Form 10KSB
period 2003-12-31
SIGNATURE LEISURE INC
filed 2004-03-31
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2003

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission file number: 000-49600

Signature Leisure, Inc.
(Exact name of small business issuer as specified in its charter)

1111 N. Orlando Avenue
Winter Park, Florida 32789
(407) 599-2886

Address of Principal Executive Offices
Colorado

(State of incorporation)
50-0012982

(IRS Employer Identification #)
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $.001 per share
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

Issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $.04 at March 10, 2004 is $791,407.60

The number of shares outstanding of the Registrant's common stock as of March 10, 2004 was 42,465,190
The number of shares outstanding of the Registrant's preferred stock is -0-

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Table of Contents
Description of Business	3
Description of Property	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	5
Management's Discussion and Analysis or Plan of Operations	8
Financial Statements	10
Changes In / Disagreements with Accountants	23
Controls and Procedures	23
Directors, Executive Officers, Promoters and Control Persons	23
Section 16(a) Beneficial Ownership Reporting Compliance	24
Executive Compensation	24
Security Ownership of Certain Beneficial Owners and Management	25
Certain Relationships and Related Transactions	25
Exhibits and Reports on Form 8-K	26
Index to Exhibits and Reports	26
Principal Accountant Fees and Services	27
Signatures	28
Certification	29

II

Description of Business

General

Signature Leisure, Inc. was incorporated in the State of Colorado on March 15, 2000 as JDLPhotos.com, Inc. Through January 20, 2003, JDLPhotos.com, Inc. was located in Longmont, Colorado and was a retailer of matted and framed photographs. Due to the continuing losses from operations and the increasing expense related to the public entity, a new management and business opportunities were sought. On January 20, 2003, the Company transferred its business back to James DeLutes, its majority shareholder and underwent a change of control. As a result of this transfer and the change in control, the Company became a public shell. The board of directors, consisting solely of Mr. Delutes, did not solicit or receive an independent, third party opinion regarding the fairness to Signature Leisure, Inc., from a financial viewpoint, of the cancellation of the shares and the disposition of the assets.

In February of 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc. The Company began pursuing a business strategy of identifying profitable clinical day spa and salons for potential acquisitions, as well as considering future company growth through building new facilities in selected locations. In August of 2003 the Company changed its name to Signature Leisure, Inc., to more closely relate with the business direction of the company.

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol SGLI. The Company has a December 31st fiscal year end.

Description of Business

Since February 2003 the Company pursued a business strategy of identifying profitable clinical day spa and salons for potential acquisitions as a means of increasing the growth rate of revenues, in addition to potential expansion through the building of new facilities in selected locations. The Company sought partners, such as hotels located in resort destinations, as well as other potential high profile business partnerships.

On March 3, 2003, the Company signed a Letter of Intent with Main Street Inn Development Company, LLC to build and operate a hair salon and day spa within the Main Street Inn, located in Hilton Head South Carolina. Under the terms of the Letter of Intent, the Company and the LLC would share the costs of building the facility and in the subsequent revenues. Further due diligence and negotiations continued through September 2003, except that final closing details could not be agreed upon between the LLC and the Company. No further negotiations are anticipated.

On April 7, 2003, the Company signed a Letter of Intent with a combination salon and day spa, whereby the Company would acquire all of the outstanding common shares of the salon in exchange for common stock of the Company. The Clinical Day Spa is located near the Orlando area of Central Florida and comprises a 5,000 sq ft facility that is presently in operation. Further due diligence efforts were undertaken through September 2003 with the Company electing to no longer pursue the salon and day spa as an acquisition candidate. No further negotiations are anticipated.

Due to the difficulty the Company has had trying to complete the previously discussed agreements for spa operations; management began considering other opportunities to establish revenue for the Company.

During the months of January and February 2004, Signature Leisure has announced events, outside the scope of the Company’s day spa business strategy, that were undertaken to expedite the generation of revenues.

On January 22, 2004 Signature Leisure announced that the Company has received a license from the State of Florida’s Department of Highway Safety and Motor Vehicles to operate as an independent dealer in motor vehicles. Signature Leisure has registered with the State of Florida to enable the use of the name “Signature Auto” to conduct business operations within the State of Florida.

On February 19, 2004 Signature Leisure announced the Company has completed the registration process to become buyers and sellers of vehicles at five Central Florida vehicle auction facilities. The Company also announced the receipt of a line of credit from Automotive Finance Corporation, an Allete Company. Such financial means has allowed the Company to begin participation in automobile auctions and has permitted the establishment of an inventory. Signature Leisure, Inc., d.b.a. Signature Auto is presently operating a pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789.

Signature Leisure, Inc. sold its first six vehicles during the week of March 8th, 2004.

Signature Leisure, d.b.a Signature Auto, intends to continue operations as an independent dealer in motor vehicles within the State of Florida as a means to generate revenue for the company. Management may also consider other opportunities as additional or alternative means to develop revenue for the company.

Employees

Currently, the Company has three employees, the President and sole Director of the Company, a Sales and Finance Manager and an Executive Secretary

Description of Property

On October 14, 2003, Signature Leisure executed a commercial lease for a building located in Winter Park, Florida. The leased property comprises approximately 6000 square feet of usable space. The lease began December 1, 2003 and expires November 30, 2004; monthly lease payments are $5,857. The facilities include office, show room and lot area sufficient to inventory approximately 35 vehicles.

Signature Leisure does not currently have an operational website on the Internet. A website may be created in the future, if beneficial.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2003.

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

Submission of Matters to a Vote of Security Holders

None, in the fiscal year ending December 31, 2003.

Market for Common Equity and Related Stockholder Matters

Signature Leisure, Inc. common stock is listed on the NASDAQ Bulletin Board under the symbol “SGLI”. Previously, the common stock was listed under the symbol “VLDE” (effective February 14, 2003). Prior to that, the common stock was listed under the symbol “JDLP” (effective May 24, 2002). The first available quotes on the bulletin board appeared in the first quarter of 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of March 9, 2004):

	High	Low
Period Ending
March 2004	$0.04	$0.04
February 2004	$0.08	$0.05
January 2004	$0.08	$0.02
December 2003	$0.04	$0.02
November 2003	$0.07	$0.02
October 2003	$0.07	$0.03
September 2003	$0.08	$0.04
August 2003	$0.17	$0.06
July 2003	$0.22	$0.07
June 2003	$0.26	$0.17
May 2003	$0.27	$0.22
April 2003	$0.29	$0.22
March 2003	$0.31	$0.16
February 2003	$0.82	$0.22

Holders
Signature Leisure, Inc. had 42,465,190 shares of common stock outstanding as of January 30, 2004
Signature Leisure, Inc.’s shares of outstanding common stock are held by approximately 63 shareholders.
Signature Leisure, Inc. has currently 0 shares of preferred stock issued and outstanding.

Recent Sales of Unregistered Securities

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

Exemptions being non-exclusive the following factors are relevant:

Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933 ; An aggregate of only $250,000 was received and no recent offerings were made by Signature Leisure, Inc. (formerly Valde Connections, Inc.); No commissions were paid.; No advertisements were made.; Each purchaser had adequate access to information pertaining to Signature Leisure, Inc. (formerly Valde Connections, Inc.); The securities are restricted pursuant to Rule 144 On April 28, 2003, the Board of Directors approved the issuance of 682,000 shares of Signature Leisure, Inc. (formerly Valde Connections, Inc.), .0001 par value restricted common stock to a consultant in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.25 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

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
offering in reliance upon the exemption under Regulation A;
(ii)	The required number of manually executed originals and true copies of Form 1-A were duly and timely filed with the U.S. Securities and Exchange Commission;
(iii)	The fact that we have not been since our inception:
(a)	Subject to the reporting requirements of Section 13 or 15(d) of	the Securities Exchange Act of 1934;
(b)	An “investment company” within the meaning of the Investment Company Act of 1940;
(c)	A development stage company that either has no specific business plan or purpose or has	indicated	that
its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; or
(d) Is not disqualified because of Regulation Section 230.262.

No additional sales of unregistered securities occurred through the three-year period ended December 31, 2003.

Common stock options

Effective April 28, 2003, the Company granted a consultant options to purchase 600,000 shares of the Company’s common stock. The options’ exercise prices range from $.30 to $.75 and expire on April 28, 2005. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $125,000 in the accompanying financial statements.

Signature Leisure, Inc. has not paid a cash dividend on its common stock in the past 12 months. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

On January 27, 2003, the Company executed a twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

Management's Discussion and Analysis or Plan of Operations

Signature Leisure, Inc. (formerly Valde Connections, Inc.) (formerly JDLPhotos.com, Inc.), since the Company's inception, has had insufficient revenues to support operations. Revenue from sales was generally sufficient to cover the costs of goods and selling expenses, but never developed to a sufficient level to support the officers’ salaries and marketing expenses.

On January 20, 2003, the Board of Directors determined to alter the business direction from retail sales of matted and framed photographs (JDLPhots.com, Inc.) to providing services, sales and marketing in the hair salon, spa and modeling industries (Signature Leisure, Inc. ( formerly Valde Connections, Inc.)).

Due to the difficulty the Company has had trying to complete the previously discussed agreements for spa operations; management began considering other opportunities to establish revenue for the Company.

In January 2004 Signature Leisure received a license from the State of Florida’s Department of Highway Safety and Motor Vehicles to operate as an independent dealer in motor vehicles. Signature Leisure has registered with the State of Florida to enable the use of the name “Signature Auto” to conduct business operations within the State of Florida. In February 2004 Signature Leisure completed the registration process to become buyers and sellers of vehicles at five Central Florida vehicle auction facilities.

The Company also received of a line of credit from Automotive Finance Corporation, an Allete Company. This line of credit is a standard “floor plan” typical for the auto sales industry.

Signature Leisure, Inc., d.b.a. Signature Auto is presently operating a pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789.

Management intends to focus on the operations of auto sales in the near future and develop sales to a volume level capable of sustaining operations. Sales of approximately 20 to 25 vehicles per month should be sufficient to maintain the operations of the auto dealership.

The current facilities will accommodate approximately 35 vehicles with office and showroom space. Our current flooring plan is not sufficient to fully stock the facility. The flooring plan will be expanded as sales develop increasing the available inventory.

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2003 the Company had no revenues and experienced a net operating loss of $1,318,842. The net operating loss was primarily comprised of general and administrative expenses totaling $254,687; stock-based compensation of $910,870 and contributed rent and services totaling $153,285.

For the fiscal year ending December 31, 2002 the Company had a net operating loss of $73,287. Revenues for this period were $100,173; general and administrative expenses were $100,108; cost of revenues and selling totaled $73,498.

The significant difference in net operating loss for the fiscal years ending December 31, 2003 and 2002 is primarily comprised of stock-based compensation for consulting, services, and stock options; contributed rent and services; a significant increase in general and administrative expenses; and the absence of any revenues; for the period ending December 31, 2003.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2003 the Company received $223,000 net cash provided by financing activities from the sale of common stock. Net cash used in operating activities totaled $135,790. The resultant overall net increase in cash for the period was $87,210; where the beginning balance for the period was $14,303, the resultant cash balance at the end of the period is $101,513.

For the year ended December 31, 2002 the Company used $63,000 in operating expenses and $1,536 in capital expenditure. The beginning cash balance for the period was $78,839 and the resultant cash balance was $14,303.

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

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Signature Leisure, Inc. Financial Statements

	Contents
		Page
Independent Auditors’ Report		8
Financial Statements
Balance Sheet		9-10
Statements of Operations		11
Statement of Changes In Shareholders’ Deficit		13
Statements of Cash Flows		14
Notes to Financial Statements		15-19

Independent Auditors’ Report

To the Board of Directors and Shareholders:
Signature Leisure, Inc. (formerly Valde Connections, Inc.)

We have audited the accompanying balance sheet of Signature Leisure, Inc. (formerly Valde Connections, Inc.) as of December 31, 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Leisure, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C.
Denver, Colorado
February 26, 2004

SIGNATURE LEISURE, INC.

BALANCE SHEET

December 31, 2003
Assets

Current assets:
Cash	$101,513

Total current assets	101,513

Deposit	5,500

$107,013

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$14,200
Accrued salaries	125,000

Total current liabilities	139,200

Shareholders’ deficit (Note 4):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.001 par value,
50,000,000 shares authorized,
38,465,190 shares issued and outstanding	3,847
Additional paid-in capital	1,281,878
Outstanding stock options – 600,000	125,000
Retained loss	(1,442,912)

Total shareholders’ deficit	(32,187)

$107,013

The accompanying notes are an integral part of these financial statements.

     SIGNATURE LEISURE, INC. STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2003		2002

Revenues	$-		$100,173

Operating expenses:
Cost of revenues	-		30,516
Selling	-		42,982
Stock-based compensation:
Business plan services (Note 4)	10,800		-
Legal services (Note 4)	90,000		-
Health and fitness consulting (Note 4)	16,138		-
Public relations services (Note 4)	238,692		-
Stock options (Note 4)	125,000		-
Other business consulting (Note 4)	430,240		-
Contributed rent and services (Note 2)	153,285		-
General and administrative	254,687		100,108

Operating expenses	1,318,842		173,606

Operating loss	(1,318,842)		(73,433)

Other income (expense):
Interest expense	-		(320)
Interest income	-		466

Loss before income taxes	(1,318,842)		(73,287)

Provision for income taxes (Note 3)	-		-

Net loss	$(1,318,842)		$(73,287)

Weighted average loss per share:
Basic and diluted	$(0.04)		$(0.00)

Weighted average number of shares
of common stock outstanding	35,761,957	*	136,710,000

* Restated for 20:1 common stock dividend (see Note 4)

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

				Additional	Outstanding
	Common Stock			Paid-in	Stock	Retained

	Shares	Par	Value	Capital	Options	Loss	Total

Balance – December 31, 2001	6,510,000		$651	$138,028	$-	$(50,783)	$87,896
Net loss	-		-	-	-	(73,287)	(73,287)

Balance – December 31, 2002	6,510,000		651	138,028	-	(124,070)	14,609

Cancellation of common stock held by
former president and attorney (Note 4)	(6,050,000)		(605)	(19,004)	-	-	(19,609)
Common stock issued to officers in exchange
for business planning services,
$.01/share (Note 4)	1,080,000		108	10,692	-	-	10,800
Common stock dividend, 20:1 (Note 4)	30,800,000		3,080	(3,080)	-	-	-
Common stock sales, less $127,500
of offering costs (Note 4)	1,472,320		147	122,353	-	-	122,500
Common stock issued in exchange
for offering costs (Note 4)	500,000		50	104,950	-	-	105,000
Common stock issued in exchange for
legal, public relations and consulting
services (Note 4)	4,152,870		416	774,654	-	-	775,070
Common stock options granted (Note 4)	-		-	-	125,000	-	125,000
Office space and services contributed
by an officer (Note 2)	-		-	153,285	-	-	153,285
Net loss	-		-	-	-	(1,318,842)	(1,318,842)

Balance – December 31, 2003	38,465,190		$3,847	$1,281,878	$125,000	$(1,442,912)	$(32,187)

The accompanying notes are an integral part of these financial statements.

     SIGNATURE LEISURE, INC. STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2003	2002

Cash Flows from Operating Activities
Net Loss	$(1,318,842)	$(73,287)
Transactions not requiring cash:
Stock-based compensation (Note 4)	910,870	3,857
Contributed rent and services (Note 2)	153,285	-
Changes in operating assets and liabilities:
Inventory and other current assets	(5,500)	3,080
Advances and accrued expenses due to related party	-	2,346
Accounts payable and other current liabilities	124,397	1,004

Net cash used in operating activities	(135,790)	(63,000)

Cash Flows from Investing Activities
Capital expenditures	-	(1,536)

Net cash used in investing activities	-	(1,536)

Cash Flows from Financing Activities
Proceeds from sale of common stock	250,000	-
Offering costs	(27,000)	-

Net cash provided by financing activities	223,000	-

Net change in cash	87,210	(64,536)
Cash at beginning of period	14,303	78,839

Cash at end of period	$101,513	$14,303

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$320

Income Taxes	$-	$-

Non-cash investing and financing transactions:
Asset and stock exchange with former president (Notes 1 and 4)	$19,609	$-

Common stock issued as payment for offering costs (Note 4)	$105,000	$-

The accompanying notes are an integral part of these financial statements.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Description of organization

Through January 20, 2003, Signature Leisure, Inc. (referred to as the “Company”) was a retailer of matted and framed photographs located in Longmont, Colorado under the name JDLPhotos.com, Inc. Photographs were sold at art shows and via the Internet. On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 50,000 shares of common stock previously issued to the Company’s attorney for services were cancelled. This transaction resulted in a change in control and left the Company as a public shell corporation. Following the change in control, the Company’s Board of Directors resolved to alter the Company’s business plan. As of December 31, 2003, the Company’s business plan is focused on pre-owned vehicle sales.

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc. During August 2003, the Company changed its name from Valde Connections, Inc. to Signature Leisure, Inc.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred significant losses since inception. This factor, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. The Company intends to complete a private placement offering of its common stock to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

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

Revenue recognition

The Company did not generate any revenue during the year ended December 31, 2003. Revenue reported for the year ended December 31, 2002 was derived principally from the sale of framed and unframed original photographs and has been recognized when the photograph was delivered. The Company ceased its retail photography operations in January 2003.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

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

Net loss per share

Basic earnings/loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Common stock options outstanding at December 31, 2003 were not included in the diluted loss per share as all 600,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2003 were equal.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of December 31, 2003.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, our financial position or results of operations may be adversely impacted.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of Statement 149 will have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Related Party Transactions

Officers contributed office space to the Company for the period from January 1, 2003 through November 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. The Company entered into a lease for office space commencing December 1, 2003 (see Note 6).

Officers contributed time and effort to the Company valued at $123,750 for the six months ended June 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to additional paid-in capital. Commencing July 1, 2003, the Company began accruing salary for its president based on an employment agreement executed during the three months ended September 30, 2003 (see Note 6). As of December 31, 2003, accrued salaries totaled $125,000.

An officer of the Company paid expenses on behalf of the Company totaling $13,369 during the year ended December 31, 2003. The Company repaid all of the advances prior to December 31, 2003.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Note 3 - Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2003 and 2002:

		For the Years Ended
		December 31,

		2003	2002

U.S. statutory federal rate, graduated		34.00%	17.85%
State income tax rate, net of federal benefit		3.63%	3.80%
Permanet book-to-tax differences		-4.87%	0.00%
Net operating loss carry forward		-32.76%	-21.65%

	Effective tax rate	0.00%	0.00%

At December 31, 2003, the Company’s current tax benefit consisted of a net tax asset of $407,788, due to operating loss carryforwards of $1,125,811, which was fully allowed for, in the valuation allowance of $407,788. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $387,723 and $15,867, respectively. Net operating loss carryforwards will expire through 2023.

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

Note 4 - Shareholder’s Equity

Preferred stock

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2003.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Common stock

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president (6,000,000 shares). In addition, 50,000 shares of common stock previously issued to the Company’s attorney for services were cancelled. Also, on January 20, 2003, the Company issued 1,080,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.01 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On January 27, 2003, the Company executed and twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 1,540,000 to 32,340,000.

During the year ended December 31, 2003, the Company issued 375,000 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.21 to $.26 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying condensed financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 500,000 shares of its common stock in exchange for stock offering costs. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, or approximately $.21 per share. Offering costs of $105,000 were recognized as an offset to common stock sale proceeds in the accompanying condensed financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 65,000 shares of its common stock to consultants in exchange for health and fitness consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.21 to $.26 per share. Stock-based compensation expense of $16,138 was recognized in the accompanying condensed financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 994,870 shares of its common stock to consultants in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.17 to $.26 per share. Stock-based compensation expense of $238,692 was recognized in the accompanying condensed financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 2,718,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.06 to $.26 per share. Stock-based compensation expense of $430,240 was recognized in the accompanying condensed financial statements for the year ended December 31, 2003.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Common stock options

Effective April 28, 2003, the Company granted a consultant options to purchase 600,000 shares of the Company’s common stock. The options’ exercise prices range from $.30 to $.75 and expire on April 28, 2005. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $125,000 in the accompanying financial statements.

The following schedule summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2003 and 2002:

	Options Outstanding and Exercisable		Weighted Average

	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

Balance at December 31, 2001	-	$0.00	$-
Options granted	-	$0.00	$-
Options exercised	-	$0.00	$-
Options expired	-	$0.00	$-

Balance at December 31, 2002	-	$0.00	$-
Options granted	600,000	$.30 to $.75	$0.52
Options exercised	-	$0.00	$-
Options expired	-	$0.00	$-

Balance at December 31, 2003	600,000	$.30 to $.75	$0.52

The fair value for the options granted during the fiscal year ended December 31, 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	210.33%
Weighted average expected life	2 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

     SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Note 5 - Letters of Intent

On March 3, 2003, the Company signed a Letter of Intent with a limited liability company (“LLC”) to build and operate a hair salon and day spa. Under the terms of the Letter of Intent, the Company and the LLC would share the costs of building the facility and in the subsequent revenues. Further due diligence and negotiations continued with the LLC through September 30, 2003. Final closing details could not be agreed upon between the LLC and the Company. The Company has subsequently suspended negotiations.

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

Note 6 - Commitments and Contingencies

Leases

On October 14, 2003, the Company executed a non-cancelable operating lease for a building located in Winter Park, Florida. The lease commences on December 1, 2003 and expires November 30, 2004. Future minimum rental payments are as follows:

December 31,

2004	$64,433

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

Employment Agreement

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

Note 7 - Subsequent Events

On January 30, 2004, the Company issued 4,000,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.07 per share. Following the transaction, the Company’s issued and outstanding common shares increased to 42,465,190.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Signature Leisure, Inc. management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME		POSITION(S)	TENURE
Stephen W. Carnes		President, Director	January 20, 2003 to present
	Office Street Address:	1111 N. Orlando Avenue
Winter Park, Florida 32789
	Telephone:	(407) 970-8460

Mr. Stephen W. Carnes serves as the President of Signature Leisure, Inc. (formerly Valde Connections, Inc.) and is the Company's sole director. Mr. Carnes was appointed President and Director of the corporation filling the vacancy created by the prior President's resignation, in connection with the Company's decision to alter its business direction and focus on the hair salon, spa and modeling industries.

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

Education

1982 to 1986, Indiana University at Fort Wayne, Indiana. Received a B.S. degree in Business Administration

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Signature Leisure, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the 1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended December 31, 2003, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

SUMMARY COMPENSATION TABLE

			Annual Compensation			Award(s)	Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Steven W. Carnes	2003	125,000	0	0	0	0	0	$10,800
President and Director
	2002	0	0	0	0	0	0	0

Notes:

Commencing July 1, 2003, Signature Leisure, Inc. began accruing salary for its president based upon an employment agreement executed during the quarter ended September 30, 2003. As of December 31, 2003, accrued salaries totaled $125,000.

Also, on January 20, 2003, the Company issued 1,080,000 shares of common stock to Mr. Stephen W. Carnes as consideration for his serving on the Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting company, his business expertise and his business concept of establishing salon and day spa services. Mr. Carnes is responsible for establishing and implementing the business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.01 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized for the year ended December 31, 2003.

As of December 31, 2003, Signature Leisure, Inc. had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

There was no compensation paid to any directors of Signature Leisure, Inc. as director’s fees.

Employment Agreements

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
b)	A bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to the
Company.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of January 30, 2004:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Stephen W. Carnes	21,679,960 shares	51.0%
President, Director
4185 W. Lake Mary Blvd, # 137.
Lake Mary, FL 32746

Total shares outstanding as of January 30, 2004 were 42,465,190 held by approximately 63 shareholders.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Certain Relationships and Related Transactions

Officers contributed office space to the Company for the period from January 1, 2003 through November 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. The Company entered into a lease for office space commencing December 1, 2003 (see Note 6).

Officers contributed time and effort to the Company valued at $123,750 for the six months ended June 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to additional paid-in capital. Commencing July 1, 2003, the Company began accruing salary for its president based on an employment agreement executed during the three months ended September 30, 2003 (see Note 6). As of December 31, 2003, accrued salaries totaled $125,000.

An officer of the Company paid expenses on behalf of the Company totaling $13,369 during the year ended December 31, 2003. The Company repaid all of the advances prior to December 31, 2003.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

On February 25, 2003, the Company filed a Report on Form 8-K disclosing changes in control of the registrant and the acquisition and disposition of assets.

On May 22, 2003, the Company filed a Report on Form 8-K disclosing a May 20, 2003 Press Release wherein the Company announced the receipt of necessary financing to enable the Company to proceed with the initial phase of its business plan.

On January 27, 2004, the Company filed a Report on Form 8-K disclosing a January 22, 2004 Press Release wherein the Company announced it had received a license to operate as an independent dealer in motor vehicles from the State of Florida’s Department of Highway Safety and Motor Vehicles. Further, Signature Leisure, Inc. announced registration with the State of Florida to enable the Company to use the name “Signature Auto” to conduct business in the State of Florida.

Index to Exhibits and Reports

Signature Leisure, Inc. includes herewith the following exhibits:
3.1	Articles of Incorporation
3.2	Bylaws
99.1	Certification of Chief Executive Officer and Principle Accounting Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signature Leisure, Inc. includes herein, by reference, the following exhibits:
10.1	Consulting Agreement by and between Signature Leisure, Inc.
and Leo Enterprises, dated July 1, 2003; as filed August 22, 2003 with the registrant’s Quarterly Report on Form 10-QSB for the reporting period ending June 30, 2003.
10.2	Employment Agreement by and between Signature Leisure, Inc.
and Steve Carnes, as of September 3, 2003; as filed November 19, 2003 with the registrant’s Quarterly Report on Form 10-QSB for the reporting period ending September 30, 2003.
10.3	Commercial Lease by and between by and between Signature Leisure, Inc.
and Benjamin Partners, Ltd., executed October 14, 2003; as filed November 19, 2003 with the registrant’s Quarterly Report on Form 10-QSB for the reporting period ending September
30, 2003.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2003 and 2002 were: $6,700 and $9,275, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2003 and 2002 were: $537.50 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2003 and 2002.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2003 and 2002.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2003. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.
Registrant

Date: March 30, 2004	By: \s\ Stephen W. Carnes, President

Steven W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	By: \s\ Stephen W. Carnes, President

Steven W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

CERTIFICATION

I, Stephen W. Carnes, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Signature Leisure, Inc.;
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
Date: March 30, 2004

/s/ Stephen W. Carnes
- -----------------------------
Steven W. Carnes
Principal Executive Officer
Principal Accounting Officer