Form 10QSB
period 2004-03-31
SIGNATURE LEISURE INC
filed 2004-05-14
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004 - 44,257,190 shares of common stock 0 shares of preferred stock

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SGLI".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Signature Leisure, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

SIGNATURE LEISURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Condensed Balance Sheet as of March 31, 2004 (unaudited)	4

Condensed Statements of Operations, for the three months
ended March 31, 2004 and 2003 (unaudited)	5

Condensed Statements of Cash Flows, for the three months
ended March 31, 2004 and 2003 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

SIGNATURE LEISURE, INC.

CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2004

Assets

Current assets:
Cash		$30,122
Accounts receivable		13,869
Inventory, at cost		46,382

Total current assets		90,373

	Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable:
Related party (Note 2)		$485
Trade		12,040
Accrued salaries (Note 2)		187,500
Line of credit (Note 3)		39,184

Total current liabilities		239,209

Shareholders' deficit (Note 5)
Preferred stock, $	.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding		-
Common Stock,	$.001 par value, 50,000,000 shares authorized;
44,257,190 shares issued and outstanding		4,426
Additional paid-in capital		1,570,779
Outstanding stock options – 600,000		125,000
Retained loss		(1,849,041)

Total shareholders' deficit		(148,836)

		$90,373

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2004	2003

Sales	$60,772	$-
Cost of sales	65,682	-

Gross profit (deficit)	(4,910)	-

Operating expenses:
Stock-based compensation (Note 5):
Consulting services	289,480	10,800
Contributed rent and services (Note 2)	-	69,305
General and administrative	111,641	4,168

Operating expenses	401,121	84,273

Operating loss	(406,031)	(84,273)

Interest expense	(98)	-

Loss before income taxes	(406,129)	(84,273)

Provision for income taxes (Note 4)	-	-

Net loss	$(406,129)	$(84,273)

Weighted average loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares
of common stock outstanding	43,459,857	23,730,000

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003

Net cash used in operating activities	(71,391)	(22,471)

Cash Flows from Financing Operations:
Proceeds from officer advances	-	8,168
Net cash provided by financing activities	-	8,168

Net change in cash	(71,391)	(14,303)
Cash at beginning of period	101,513	14,303
Cash at end of period	30,122	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98	$320

Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2003, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2: Related Party

Commencing July 1, 2003, the Company began accruing salary for its president based on an employment agreement executed during the three months ended September 30, 2003. As of March 31, 2004, accrued salaries totaled $187,500.

During the three months ended March 31, 2004, the president paid expenses on behalf of the Company totaling $485, which was not repaid as of March 31, 2004. The $485 is included in the accompanying unaudited condensed financial statements as accounts payable, related party.

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

Note 3: Lines of Credit

The Company has two $50,000 lines of credit of which $60,816 was unused at March 31, 2004. One credit line carries a 4.50% interest rate and the other carries a variable interest rate equal to 3.00% over the prime rate. Advances under the credit lines are payable within 30 days of disbursement.

SIGNATURE LEISURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5: Shareholders’ Equity

Following is a schedule of changes in shareholders’ equity for the three months ended March 31, 2004:

			Additional	Outstanding
	Common stock		Paid-In	Stock	Retained
	Shares	Par Value	Capital	Options	Loss	Total
Balance, January 1, 2004	38,465,190	$3,847	$1,281,878	$125,000	$(1,442,912)	$(32,187)
Common stock issued to unrelated
third parties in exchange for
consulting services	5,792,000	579	288,901	-	-	289,480
Net loss for the three months ended
March 31, 2004	-	-	-	-	(406,129)	(406,129)

Balance, March 31, 2004	44,257,190	$4,426	$1,570,779	$125,000	$(1,849,041)	$(148,836)

During the three months ended March 31, 2004, the Company issued 5,792,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.02 to $.065 per share. Stock-based compensation expense of $289,480 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2004.

SIGNATURE LEISURE, INC.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2004

The net loss from operations of $406,031 for the three-months ended March 31, 2004 was primarily comprised of stock-based compensation for business consulting services of $289,480 and general and administrative expenses of $111,641. Sales for the period totaled $60,772.

Results of Operations for the Three-Months Ended March 31, 2003

The net loss from operations of $84,273 for the three-months ended March 31, 2003 was comprised of contributed rent and services of $69,305; stock-based compensation for consulting services of $10,800; and general and administrative expenses of $4, 168. Revenues for the period were $-0-.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2004.

During the three-month period ended March 31, 2004, the Company’s cash position decreased by $71,391. Primary factor contributing to this decrease was cash used in the Company's operations.

For the Three-Months ended March 31, 2003.

During the three-month period ended March 31, 2003, the Company’s cash position decreased by $14,303. The Company used $22,471 in its operations and received $8168 from financing operations. Cash at the end of this period was $-0-.

SIGNATURE LEISURE, INC.

Management Plan of Operations

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

Due to the difficulty the Company had trying to complete agreements for spa operations; management began considering other opportunities to establish revenue for the Company.

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

Management believes that cash reserves are sufficient to maintain operations thru the second quarter. Should sales fail to continue to develop during that period, Signature Leisure will require additional funding to maintain operations. Financing could come from additional equity financing or loans from officers but no commitment to provide additional funding from any source is current in place.

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

SIGNATURE LEISURE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were initiated or served on the Company in the period ending March 31, 2004.

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

Item 2. Change in Securities and Use of Proceeds

The following Equity Securities issued or sold during the period covered by this report were not registered under the Securities Act:

During the three months ended March 31, 2004, the Company issued 5,792,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.02 to $.065 per share. Stock-based compensation expense of $289,480 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2004.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

On January 27, 2004 Signature Leisure, Inc. filed a Report on Form 8-K with the Securities and Exchange Commission re: Other Events – Company Press Release, announcing Signature Auto.

Exhibits

Signature Leisure, Inc. includes herewith the following exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

By:	/s/ Stephen W. Carnes, President

Stephen W. Carnes, President,
Chief Executive Officer and Principal Accounting Officer

Date: May 12, 2004