Form 10QSB
period 2004-06-30
SIGNATURE LEISURE INC
filed 2004-08-20
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(407) 599-2886

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

The number of shares outstanding of each of the issuer's classes of common equity as of

June 30, 2004 -	46,565,190	shares of common stock
	0	shares of preferred stock

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

SIGNATURE LEISURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Condensed Balance Sheet as of June 30, 2004 (unaudited)	4

Condensed Statements of Operations, for the three and six months
ended June 30, 2004 and 2003 (unaudited)	5

Condensed Statements of Cash Flows, for the six months
ended June 30, 2004 and 2003 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

SIGNATURE LEISURE, INC.

CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2004

Assets

Current assets:
Cash		$17,204
Inventory, at cost		98,139

Total current assets		115,343

	Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable		$12,776
Indebtedness to related parties (Note 2)		38,774
Accrued salaries (Note 2)		250,000
Lines of credit (Note 3)		81,532

Total current liabilities		383,082

Shareholders' deficit (Note 5)
Preferred stock, $	.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding		-
Common Stock,	$.001 par value, 50,000,000 shares authorized;
46,565,190 shares issued and outstanding		4,657
Additional paid-in capital		1,605,168
Outstanding stock options – 600,000		125,000
Retained loss		(2,002,564)

Total shareholders' deficit		(267,739)

		$115,343

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Sales	$115,275	$-	$176,047	$-
Cost of sales	120,959	-	186,641	-

Gross profit (deficit)	(5,684)	-	(10,594)	-

Operating expenses:
Stock-based compensation (Note 5):
Consulting services	34,620	421,055	324,100	431,855
Contributed rent and services (Note 2)	-	70,555	-	139,860
General and administrative	112,188	11,420	223,829	15,588

Operating expenses	146,808	503,030	547,929	587,303

Operating loss	(152,492)	(503,030)	(558,523)	(587,303)

Interest expense:
Related party (Note 2)	(564)	-	(564)	-
Other	(467)	-	(565)	-

Loss before income taxes	(153,523)	(503,030)	(559,652)	(587,303)

Provision for income taxes (Note 4)	-	-	-	-

Net loss	$(153,523)	$(503,030)	$(559,652)	$(587,303)

Weighted average loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares
of common stock outstanding	46,565,190	34,492,060	45,012,523	32,954,874

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003

Net cash used in operating activities	$(122,519)	$(33,190)

Cash Flows from Financing Operations:
Proceeds from sale of common stock	-	250,000
Payments for offering costs	-	(22,500)
Proceeds from related party advances (Note 2)	10,000	13,369
Proceeds from note issued to related party (Note 2)	28,210	-

Net cash provided by financing activities	38,210	240,869

Net change in cash	(84,309)	207,679
Cash at beginning of period	101,513	14,303

Cash at end of period	$17,204	$221,982

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$565	$-

Income Taxes	$-	$-

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

Note 2: Related Party

Commencing July 1, 2003, the Company began accruing salary for its president based on an employment agreement executed during the three months ended September 30, 2003. As of June 30, 2004, accrued salaries totaled $250,000.

During the six months ended June 30, 2004, the president advanced the Company $10,000 for working capital. The advance does not carry an interest rate and is due on demand. The $10,000 advance is included in the accompanying unaudited condensed financial statements as Indebtedness to related parties. During the six months ended June 30, 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2004. Accrued interest expense on the note totaled $564 at June 30, 2004. The principal and accrued interest balances of $28,774 are included in the accompanying unaudited condensed financial statements as Indebtedness to related parties.

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

Note 3: Lines of Credit

The Company has two $50,000 lines of credit of which $18,468 was unused at June 30, 2004. One credit line carries a 4.50% interest rate and the second carries a variable interest rate equal to 3.00% over the prime rate. Advances under the credit lines are payable within 30 days of disbursement.

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

Note 5: Shareholders’ Equity

Following is a schedule of changes in shareholders’ equity for the six months ended June 30, 2004:

			Additional	Outstanding
	Common stock		Paid-In	Stock	Retained
	Shares	Par Value	Capital	Options	Loss	Total
Balance, January 1, 2004	38,465,190	$3,847	$1,281,878	$125,000	$(1,442,912)	$(32,187)
Common stock issued to unrelated
third parties in exchange for
consulting services	8,100,000	810	323,290	-	-	324,100
Net loss for the six months ended
June 30, 2004	-	-	-	-	(559,652)	(559,652)
Balance, June 30, 2004	46,565,190	$4,657	$1,605,168	$125,000	$(2,002,564)	$(267,739)

During the six months ended June 30, 2004, the Company issued 8,100,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the traded market value of the Company’s common stock on the transaction dates, ranging from $.015 to $.065 per share. Stock-based compensation expense of $324,100 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004.

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2004

The net loss from operations of $152,492 for the three-months ended June 30, 2004 was comprised of stock-based compensation for business consulting services of $34,620 and general and administrative expenses of $112,188. Sales for the period totaled $115,275, cost of sales totaled $120,959 and, therefore, a deficit from sales of $5,684 was realized.

Results of Operations for the Three-Months Ended June 30, 2003

The net loss from operations of $503,030 for the three-months ended June 30, 2003 was comprised of stock-based compensation for consulting services of $421,055; contributed rent and services of $70,555; and general and administrative expenses of $11,420. Revenues for the period were $-0-.

Results of Operations for the Six-Months Ended June 30, 2004

The net loss from operations of $558,523 for the six-months ended June 30, 2004 was primarily comprised of stock-based compensation for business consulting services of $324,100 and general and administrative expenses of $223,829. Sales for the period totaled $176,047 and cost of sales totaled 186,641, resulting in a deficit from sales of $10,594.

Results of Operations for the Six-Months Ended June 30, 2003

The net loss from operations of $587,303 for the six-months ended June 30, 2003 was comprised of stock-based compensation for consulting services of $431,855; contributed rent and services of $139,860; and general and administrative expenses of $15,588. Revenues for the period were $-0-.

Liquidity and Capital Resources

For the Six-Months ended June 30, 2004.

During the six-month period ended June 30, 2004, the Company’s cash position decreased by $84,309. Primary factor contributing to this decrease was cash used in the Company's operations.

For the Six-Months ended June 30, 2003.

During the six-month period ended June 30, 2003, the Company’s cash position increased by $207,679. The primary factor for this increase was proceeds from the sale of the Company’s common stock.

SIGNATURE LEISURE, INC.

Management Plan of Operations

Signature Leisure, Inc., since the Company's inception, has had insufficient revenues to support operations. Revenue from sales was generally sufficient to cover the costs of goods and selling expenses, but never developed to a sufficient level to support the officers’ salaries and marketing expenses.

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

Pre-Owned Auto Sales in the current quarter were approximately 12 vehicles. This is the first full quarter for auto sales operations. Results were a slight loss on the sales impacted by strong incentives on competing new car sales throughout the industry.

Management intends to focus on the operations of auto sales to develop sales to a volume level capable of sustaining operations. Sales of approximately 20 to 25 vehicles per month should be sufficient to maintain the operations of the auto dealership.

The current facilities will accommodate approximately 35 vehicles with office and showroom space. Our current flooring plan is not sufficient to fully stock the facility. The flooring plan will be expanded as sales develop increasing the available inventory.

The recent Hurricane has severely damaged the Auto sales facility. Operations are currently suspended until the facility can be repaired or a new location can be located. Our inventory at the facility was down to three vehicles at the time of the storm and sustained no significant damage. This suspension is expected to have a negative impact third quarter operations.

Management believes that cash reserves may not be sufficient to maintain operations thru the third quarter. Due to the suspension of sales and limited initial development during this period, Signature Leisure will require additional funding to maintain operations. Financing could come from additional equity financing or loans from officers but no commitment to provide additional funding from any source is current in place.

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

SIGNATURE LEISURE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were initiated or served on the Company in the period.

Item 2. Change in Securities and Use of Proceeds

The following Equity Securities issued or sold during the period covered by this report were not registered under the Securities Act: During the three months ended June 30, 2004, the Company issued 2,308,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the traded market value of the Company’s common stock on the transaction dates, ranging from $.015 to $.065 per share. Stock-based compensation expense of $34,620 was recognized in the accompanying condensed financial statements for the three months ended June 30, 2004. The transactions were a private offering exempt from registration under Section 4(2) of the Securities Act. The issuances of stock were to individuals or entities acting as consultants and/or otherwise providing services to the company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Signature Leisure, Inc. conducted an Annual Meeting of Shareholders on June 22, 2004; and discloses herein final voting results as pertaining to the matters voted upon at the annual meeting.

56.94% (26,516,984 of 46,565,190) of the shares outstanding as of the record date were voted.

Proposal One – Elections of Director:

	YES	NO	ABSTAIN

Stephen W. Carnes	25,571,314	705,855	239,815

Proposal Two – Approval of Independent Public Accountant:

	YES	NO	ABSTAIN

Cordovano and Honeck, P.C.	26,182,849	111,820	222,315

Proposal Three – Approval of Officer Compensation Agreement:

	YES	NO	ABSTAIN

Approve Agreement	24,672,400	1,501,207	343,377

Proposal Four – Approval of an amendment o the Articles of Incorporation to increase the number of authorized Common Shares from 50,000,000 to 500,000,000:

	YES	NO	ABSTAIN

Increase Common shares authorized
From 50,000,000 to 500,000,000	24,384,597	1,850,110	282,277

Proposal Five – Consideration of other Matters which may come before the meeting:

	YES	NO	ABSTAIN

Consideration of other matters	25,608,732	294,170	614,082
*No other matters were voted upon at the meeting

Item 5. Other Information

None

SIGNATURE LEISURE, INC.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during the reporting period ended June 30, 2004.

Exhibits

Signature Leisure, Inc. includes herewith the following exhibits.

3.1	Article of Amendment to Articles of Incorporation as filed with the
Colorado Secretary of State on July 14, 2004
31.1	Certification of Principal Executive Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

By:	/s/ Stephen W. Carnes, President

Stephen W. Carnes, President,
Chief Executive Officer and Principal Accounting Officer

Date: August 18, 2004