Form 10QSB
period 2004-09-30
SIGNATURE LEISURE INC
filed 2004-11-19
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

000-49600

(Commission file number)

SIGNATURE LEISURE, INC.

(Exact name of small business issuer as specified in its charter)

Colorado

(State or other jurisdiction
of incorporation or organization)
50-0012982

(IRS Employer
Identification No.)

100 Candace Drive, Suite 100

Maitland, Florida 32751

(Address of principal executive offices)

(407) 599-2886

(Issuer's telephone number)

1111 N. Orlando Avenue

Winter Park, Florida 32789

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2004 - 46,565,190 shares of common stock 0 shares of preferred stock

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SGLI".

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

SIGNATURE LEISURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Page
Number

Condensed Balance Sheet as of September 30, 2004 (unaudited)	4

Condensed Statements of Operations, for the three and nine months
ended September 30, 2004 and 2003 (unaudited)	5

Condensed Statements of Cash Flows, for the nine months
ended September 30, 2004 and 2003 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

SIGNATURE LEISURE, INC.
CONDENSED BALANCE SHEET
(Unaudited)
September 30, 2004
	Assets

Current assets:
Cash		$14,965
Inventory, at cost		85,872

Total current assets		100,837

	Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable		$25,612
Indebtedness to related parties (Note 2)		33,481
Accrued salaries (Note 2)		312,500
Lines of credit (Note 3)		78,492

Total current liabilities		450,085

Shareholders' deficit (Note 5)
Preferred stock, $	.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding		-
Common Stock, $.0001 par value, 500,000,000 shares authorized;
46,565,190 shares issued and outstanding		4,657
Additional paid-in capital		1,605,168
Outstanding stock options – 600,000		125,000
Retained loss		(2,084,073)

Total shareholders' deficit		(349,248)

		$100,837

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Sales	$15,402	$-	$191,449	$-
Cost of sales	12,801	-	199,442	-

Gross profit (deficit)	2,601	-	(7,993)	-

Operating expenses:
Stock-based compensation (Note 5):
Legal	-	-	-	90,000
Consulting services	-	294,015	324,100	635,870
Contributed rent and services (Note 2)	-	8,055	-	147,915
General and administrative	83,546	72,640	307,375	88,228

Operating expenses	83,546	374,710	631,475	962,013

Operating loss	(80,945)	(374,710)	(639,468)	(962,013)

Interest expense:
Related party (Note 2)	(564)	-	(1,128)	-
Other	-	-	(565)	-

Loss before income taxes	(81,509)	(374,710)	(641,161)	(962,013)

Provision for income taxes (Note 4)	-	-	-	-

Net loss	$(81,509)	$(374,710)	$(641,161)	$(962,013)

Weighted average loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares
of common stock outstanding	46,565,190	37,440,190	45,530,079	33,797,789

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Net cash used in operating activities	$(118,901)	$(48,731)

Cash Flows from financing activities:
Proceeds from sale of common stock	-	250,000
Payments for offering costs	-	(22,500)
Proceeds from related party advances (Note 2)	10,000	13,369
Repayment of related party advances (Note 2)	(5,857)	(13,369)
Proceeds from note issued to related party (Note 2)	28,210	-

Net cash provided by financing activities	32,353	227,500

Net change in cash	(86,548)	178,769
Cash at beginning of period	101,513	14,303

Cash at end of period	$14,965	$193,072

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$565	$-

Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGNATURE LEISURE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2003, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2: Related Party

Commencing July 1, 2003, the Company began accruing salary for its president based on an employment agreement executed during the three months ended September 30, 2003. As of September 30, 2004, accrued salaries totaled $312,500.

During the nine months ended September 30, 2004, the president advanced the Company $10,000 for working capital. The advance does not carry an interest rate and is due on demand. As of September 30, 2004, the Company had repaid $5,857. The remaining balance of $4,143 is included in the accompanying unaudited condensed financial statements as Indebtedness to related parties.

During the nine months ended September 30, 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2004. Accrued interest expense on the note totaled $1,128 at September 30, 2004. The principal and accrued interest balances of $29,338 are included in the accompanying unaudited condensed financial statements as Indebtedness to related parties.

Officers contributed office space to the Company for the nine months ended September 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $123,750 for the nine months ended September 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

Note 3: Lines of Credit

The Company has two $50,000 lines of credit of which $21,508 was unused at September 30, 2004. One credit line carries a 4.50% interest rate and the second carries a variable interest rate equal to 3.00% over the prime rate. Advances under the credit lines are payable within 30 days of disbursement.

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

Note 5: Shareholders’ Equity

Following is a schedule of changes in shareholders’ equity for the nine months ended September 30, 2004:

			Additional	Outstanding
	Common stock		Paid-In	Stock	Retained
	Shares	Par Value	Capital	Options	Loss	Total
Balance, January 1, 2004	38,465,190	$3,847	$1,281,878	$125,000	$(1,442,912)	$(32,187)
Common stock issued to unrelated
third parties in exchange for
consulting services	8,100,000	810	323,290	-	-	324,100
Net loss for the nine months ended
September 30, 2004	-	-	-	-	(641,161)	(641,161)
Balance, September 30, 2004	46,565,190	$4,657	$1,605,168	$125,000	$(2,084,073)	$(349,248)

During the nine months ended September 30, 2004, the Company issued 8,100,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the traded market value of the Company’s common stock on the transaction dates, ranging from $.015 to $.065 per share. Stock-based compensation expense of $324,100 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2004.

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

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2004

The net loss from operations of $81,509 for the three-months ended September 30, 2004 was comprised of general and administrative expenses of $83,546, interest expense during the period was $564. Sales for the period totaled $15,402, cost of sales totaled $12,801 and, therefore, a gross profit from sales of $2,601 was realized.

Results of Operations for the Three-Months Ended September 30, 2003

The net loss from operations of $374,710 for the three-months ended September 30, 2003 was comprised of stock-based compensation for consulting services of $294,015; contributed rent and services of $8,055; and general and administrative expenses of $72,640. Revenues for the period were $-0-.

Results of Operations for the Nine-Months Ended September 30, 2004

The net loss from operations of $641,161 for the nine-months ended September 30, 2004 was primarily comprised of stock-based compensation for business consulting services of $324,100 and general and administrative expenses of $307,375. Sales for the period totaled $191,449 and cost of sales totaled 199,442, resulting in a deficit from sales of $7,993.

Results of Operations for the Nine-Months Ended September 30, 2003

The net loss from operations of $962,013 for the nine-months ended September 30, 2003 was comprised of stock-based compensation for legal services of 90,000; consulting services of $635,870; and contributed rent and services of $147,915. General and administrative expenses for the period were $88,228. Revenues for the period were $-0-.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2004.

During the nine-month period ended September 30, 2004, the Company’s cash position decreased by $86,548. Factors contributing to this decrease were cash used in the Company's operations of $118,901, and cash provided by financing activities of $32,353.

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

Signature Leisure, Inc., d.b.a. Signature Auto had previously been operating a pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789.

The Hurricanes that hit Central Florida in August and September 2004 severely damaged the Company’s offices and auto sales facility located at 1111 N. Orlando Ave, Winter Park, FL 32789 to a level of destruction that the Company and the facility's landlord agreed to have the lease terminate early, ending on September 30, 2004. Subsequently, the Company recently relocated to office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751, which is presently being provided to us at no cost by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. The facility is approximately 3,600 sq. ft.

Management intends to begin working towards starting to rebuild the auto sales business; however additional working capital will be required in order to ramp up operations of auto sales. Additionally, Management intends to pursue and review other business opportunities in addition to the auto sales operations.

Management believes that cash reserves may not be sufficient to maintain operations thru the fourth quarter. Due to the suspension of sales and limited initial development during this period, Signature Leisure will require additional funding to maintain operations. Financing could come from additional equity financing or loans from officers but no commitment to provide additional funding from any source is current in place.

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
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during the reporting period ended September 30, 2004.

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

Date: November 16, 2004