Form 10KSB
period 2004-12-31
SIGNATURE LEISURE INC
filed 2005-04-18
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49600

Signature Leisure, Inc.

(Exact name of small business issuer as specified in its charter)

100 Candace Drive, Suite 100 Maitland, Florida 32751

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

Issuer's revenues for its most recent fiscal year: $228,867

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $.14 at March 05, 2005 is $335,598.34

The number of shares outstanding of the Registrant's common stock as of December 31, 2004 was 10,439,130
The number of shares outstanding of the Registrant's preferred stock is -0-

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Signature Leisure, Inc.

Table of Contents

Description of Business	3
Description of Property	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	5
Market for Common Equity and Related Stockholder Matters	6
Management's Discussion and Analysis or Plan of Operations	11
Financial Statements	13
Changes In / Disagreements with Accountants	28
Controls and Procedures	28
Directors, Executive Officers, Promoters and Control Persons	28
Section 16(a) Beneficial Ownership Reporting Compliance	29
Executive Compensation	29
Security Ownership of Certain Beneficial Owners and Management	32
Certain Relationships and Related Transactions	33
Exhibits and Reports on Form 8-K	33
Index to Exhibits and Reports	34
Principal Accountant Fees and Services	35
Signatures	36

II

Signature Leisure, Inc.

Description of Business

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

During the months of January and February 2004, Signature Leisure, Inc. announced events, outside the scope of the Company’s prior business strategy, that were undertaken to expedite the generation of revenues. The Company received a license from the State of Florida’s Department of Highway Safety and Motor Vehicles to operate as an independent dealer in motor vehicles, and registered with the State of Florida to enable the use of the name “Signature Auto” to conduct business operations within the State of Florida.

In February 2004, Signature Leisure completed the registration process to become buyers and sellers of vehicles at five Central Florida vehicle auction facilities. The Company also announced the receipt of a line of credit from Automotive Finance Corporation, an Allete Company. The Company began participation in automobile auctions and the establishment of an inventory. Signature Leisure, Inc. sold its first six vehicles during the week of March 8th, 2004. Signature Leisure, Inc., d.b.a. Signature Auto was operated this pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789.

The Hurricanes that hit Central Florida in August and September 2004 severely damaged the Company’s offices and auto sales facility located at 1111 N. Orlando Ave, Winter Park, FL 32789 to a level of destruction that the Company and the facility's landlord agreed to have the lease terminate early, ending on September 30, 2004. Subsequently, the Company relocated to office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751, which is presently being provided to us at no cost by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. The facility is approximately 3,600 sq. ft.

On November 22, 2004, Signature Leisure, Inc. announced that the Company had recently signed a Letter of Intent to acquire Parker Productions, a modeling and event staffing company located in Central Florida. The transaction was completed on February 15, 2005 whereby Signature Leisure, Inc. effected an acquisition of Parker Productions, a sole proprietorship; for all of the working assets used in the operations of Parker Productions, including the website, contact list and files of Parker Production’s models and clients, and the use of the name “Parker Productions”.

Signature Leisure, Inc. intends to generate revenues through the operations of Parker Productions, a modeling and event staffing business. Signature Leisure, d.b.a Signature Auto, also intends to invest additional capital to reestablish operations as an independent dealer in motor vehicles within the State of Florida as a further means to generate revenue for the company. Additional capital will be required to re-establish inventory and renew auto sales operations.

Signature Leisure, Inc.

Competitive Business Conditions

There are many companies that offer modeling and event staffing services. Competition is intense and we expect it to increase. Increased competition could result in:

  price reductions, decreased revenue and lower profit margins;
  inability to gain market share;
  loss of market share once, and if gained; and
  increased marketing expenditures.

As a result of our competition targeting our same market; individuals and corporate entities interested in our modeling and event staffing services, we will only be able to distinguish our services as the result of our advertising programs and ultimately quality and efficiency of service. Our goal is to determine methods by which we can maximize contacts with national clients. We do not anticipate distinguishing our services from other like services available in the market in the near future.

Employees

Currently, the Company has three employees, the President and sole Director of the Company, Sales and Finance Manager, and an Executive Secretary. The event staffing segment is currently dependent on independent contractors and subcontractors to provide the needed employees for the events.

Additional information

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol SGLS.

The Company has a December 31st fiscal year end.

Description of Property

Signature Leisure, Inc. has office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751. These facilities are presently being provided to Signature Leisure, Inc. by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. The facility is approximately 3,600 sq. ft.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending December 31, 2004.

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

Signature Leisure, Inc.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

Signature Leisure, Inc. conducted an Annual Meeting of Shareholders on June 22, 2004; for the purpose of considering and acting upon the following:

1.	The election of one (1) director to the Board of Directors,
2.	Approval of Independent Public Accountant,
3.	Approval of officer compensation agreement, and
4.	Approval to increase the number of authorized common shares of the corporation.

All matters were voted on and passed at the Annual Meeting of Shareholders.

Final voting results were reported in Signature Leisure, Inc.’s Quarterly Report on Form 10-QSB for the period ending June 30, 2004; as filed with the Securities and Exchange Commission on August 20, 2004.

Signature Leisure, Inc. conducted a Special Meeting of Shareholders on January 18, 2005; and discloses herein final voting results as pertaining to the matters voted upon at the special meeting:

90.91% (379,649,448 of 417,565,190) of the shares outstanding as of the record date were voted.

Proposal One – Approval of a 40:1 reverse stock split of the common stock of the company:

FOR	AGAINST	ABSTAIN

373,068,161	2,143,787	4,437,500

Proposal Two – Consideration of other Matters which may come before the meeting:

FOR	AGAINST	ABSTAIN

374,069,316	935,611	4,644,521

*No other matters were voted upon at the meeting. Vote counts reflected are presented without effect of the 40:1 reverse stock split. All matters were passed at the Special Meeting of Shareholders.

Signature Leisure, Inc.

Market for Common Equity and Related Stockholder Matters

Signature Leisure, Inc. common stock is listed on the NASDAQ Bulletin Board under the symbol “SGLS”. Previously, the common stock was listed under the symbol “VLDE” (effective February 14, 2003). Prior to that, the common stock was listed under the symbol “JDLP” (effective May 24, 2002). The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of April 13, 2005):

				Adjusted
Period Ending	High	Low	Close	Close*

March 2005	$0.14	$0.05	$0.05	$0.05
February 4, 2005		1 : 40 Stock Split
December 2004	0.02	0.01	0.01	0.28
September 2004	0.00	0.00	0.00	0.08
June 2004	0.01	0.01	0.01	0.24
March 2004	0.07	0.01	0.02	0.80
December 2003	0.04	0.02	0.02	1.00
September 2003	0.08	0.04	0.05	1.80
June 2003	0.26	0.17	0.21	8.40
March 2003	0.31	016	0.25	10.20
January 28, 2003		64 : 3 Stock Split
January 2003	0.02	0.01	0.01	0.40
	* Close price adjusted for dividends and splits
Holders

Signature Leisure, Inc. had 10,439,130 shares of common stock issued and outstanding as of March 31, 2005.
Signature Leisure, Inc.’s shares of outstanding common stock are held by approximately 63 shareholders.
Signature Leisure, Inc. has currently 0 shares of preferred stock issued and outstanding.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed during the three months ended September 30, 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of December 31, 2004, the sole officer and director had not received any payments toward the auto allowance. The balance owed at December 31, 2004 for the auto allowance totaled $12,600.

The sole officer and director was given the opportunity to earn a bonus of $750,000 upon the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit. During 2003, the sole officer and director raised $250,000 through the sale of the Company’s common stock and in 2004, the sole officer and director opened the Company’s first business unit (Signature Auto). As a result, the Company accrued $750,000 in officer compensation to recognize the bonus earned by the sole officer and director during the year ended December 31, 2004.

The sole officer and director earned a second bonus in February 2005.

During October 2004, the sole officer and director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the sole officer and director’s accrued compensation.

Signature Leisure, Inc.

On the date of issuance, the Company’s common stock had a traded market value of approximately $.08. The Company’s sole officer and director valued the stock issuance at $.06 per share (a 25 percent discount from the traded market value). In valuing the stock, the sole officer and director considered the following:

1.	Shares issued to the sole officer and director were restricted under Rule 144 (common shares issued to other third-parties during the year were free-trading);
2.	The Company’s common stock is thinly traded and significant stock trades can cause high volatility and fluctuations in the traded market value;
3.	After the restriction is lifted from the shares, the sole officer and director is still limited by the number of shares he can sell based on the total number of shares in the market at the time of sale.

Of the total $450,000 in stock issued to the sole officer and director, $375,000 was allocated to the sole officer and director’s accrued salary, which reduced the salary accrual to $-0- as of December 31, 2004. The remaining $75,000 was allocated to the sole officer and director’s $750,000 bonus, which reduced the bonus accrual to $675,000 as of December 31, 2004.

Common stock

2004

During the year ended December 31, 2004, the Company issued 200,000 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date of $.20 per share. Stock-based compensation expense of $40,000 was recognized in the accompanying financial statements for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 77,500 shares of its common stock to a consultant in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.52 to $2.00 per share. Stock-based compensation expense of $65,500 was recognized in the accompanying financial statements for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 1,700,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.20 to $2.60 per share. Stock-based compensation expense of $608,600 was recognized in the accompanying financial statements for the year ended December 31, 2004.

2003

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its former president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president (150,000 shares). In addition, 1,250 shares of common stock previously issued to the Company’s attorney for services were cancelled. Also, on January 20, 2003, the Company issued 27,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the sole director at $.40 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On January 27, 2003, the Company executed and twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 38,500 to 808,500.

Signature Leisure, Inc.

During the year ended December 31, 2003, the Company issued 9,375 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $8.40 to $10.40 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, Signature Leisure, Inc. entered into a securities purchase agreement for the sale of $500,000 of our common stock. The initial purchase was for $250,000 resulting in the issuance of 1,472,320 common $.0001 par value shares to a single foreign purchaser in exempted transactions under Regulation “D”, Section 4(2) of the Securities Act of 1933, 4(6) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Signature Leisure, Inc. conducted the private offering through its executive officers and directors.

During the year ended December 31, 2003, the Company issued 12,500 shares of its common stock in exchange for stock offering costs. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, or approximately $8.40 per share. Offering costs of $105,000 were recognized as an offset to common stock sale proceeds for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 1,625 shares of its common stock to consultants in exchange for health and fitness consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $8.40 to $10.40 per share. Stock-based compensation expense of $16,138 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 24,872 shares of its common stock to consultants in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $6.80 to $10.40 per share. Stock-based compensation expense of $238,692 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 67,950 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $2.40 to $10.40 per share. Stock-based compensation expense of $430,240 was recognized in the accompanying financial statements for the year ended December 31, 2003.

2001

During October and November 2001, we issued an aggregate of 11,500 shares of common stock to a total of thirty-five persons, all of whom are residents of the State of Colorado, for cash consideration totaling $115,000. We made the sales in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Regulation A promulgated thereunder and in reliance upon the exemption with the Colorado Division of Securities afforded under Section 11-51-308(1)(p) of the Colorado Securities Act. No underwriter was employed in connection with the offering and sale of the shares.

Signature Leisure, Inc.

Recent Sales of Unregistered Securities

During October 2004, the sole officer and director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the sole officer and director’s accrued compensation.

On the date of issuance, the Company’s common stock had a traded market value of approximately $.08. The Company’s sole officer and director valued the stock issuance at $.06 per share (a 25 percent discount from the traded market value).

All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

On January 30, 2004 the sole officer and director approved the issuance of 2,500 common shares issued at $2.00 a share on 1/30/2004 valued at $5,000 issued to Equitilink LLC for investor relations services provided to Signature Leisure Inc.

All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

No additional sales of unregistered securities occurred through the current 12 month period ended December 31, 2004.

Common stock options

Effective April 28, 2003, the Company granted a consultant options to purchase 15,000 shares of the Company’s common stock. The options’ exercise prices range from $12.00 to $30.00 and expire on April 28, 2005. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $125,000.

Dividend Policy

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

Related Matters

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group, Ltd. (“Katalyst”). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 98% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. No shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

Signature Leisure, Inc.

Subsequent Events

Reverse stock split

On January 18, 2005, the Company’s sole director and shareholders approved a 40:1 reverse split of its $.0001 par value common stock. The split was declared effective as of February 4, 2005. The stock split reduced the number of common shares outstanding from 449,815,190 to 11,245,380. The effect of the reverse stock split has been retroactively applied to January 1, 2003.

Common stock

Between January 1 and March 3, 2005, the Company issued 3,025,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.06 to $.26 per share. Stock-based compensation expense of $344,425 will be recognized in the Company’s 2005 financial statements.

Asset acquisition

On February 15, 2005, the Company acquired the assets of Parker Productions (“Parker”), a sole proprietorship operating in the State of Florida. Parker’s operations consisted of modeling and event staffing services. The Company acquired Parker’s assets (including the website www.parkerproductions.com, a contact list of models and clients, and use of the name Parker Productions) in exchange for the following:

1.	$20,000 cash;
2.	A structured agreement to pay 2% of the net profits of the Parker Productions division to Jill
Reynolds (former owner of the Parker assets) for as long as the Company operates the Parker
Productions division or for a minimum of ten years, whichever period is longer.
3.	Ear-marked $20,000 cash as “seed capital” for use within the Parker Productions division.

During February 2005, Signature incorporated a new company with the name Parker Productions, Inc. (“PPI”). PPI is a wholly-owned subsidiary of Signature. Following Signature’s acquisition of the Parker assets, Signature placed the assets in PPI.

Officer bonus

The sole officer and director was given the opportunity to earn a bonus of $150,000 for each additional merger, acquisition, or business unit start-up brought to the Company after the initial business unit. During February 2005, the sole officer and director earned a $150,000 bonus following the commencement of the PPI operations.

Signature Leisure, Inc.

Management's Discussion and Analysis or Plan of Operations

Management Plan of Operations

The current business of Signature Leisure, Inc. includes the operations of Parker Productions, a modeling and event staffing business, and Signature Auto, an independent dealer in motor vehicles. Primary focus of operations for the next 12-month period will be Parker Productions’ operations, as a currently functioning entity expected to generate revenues. Signature Leisure, Inc. expects to use profits from operations to maintain and grow Parker Productions’ operations, and to rebuild the Signature Auto sales business.

The Hurricanes that hit Central Florida in August and September 2004 severely damaged the Company’s offices and auto sales facility located at 1111 N. Orlando Ave, Winter Park, FL 32789 to a level of destruction that the Company and the facility's landlord agreed to have the lease terminate early, ending on September 30, 2004.

Subsequently, the Company relocated to office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751, which is presently being provided to us at no cost by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. The facility is approximately 3,600 sq. ft.

Management intends to begin working towards starting to rebuild the auto sales business; however additional working capital will be required in order to ramp up operations of auto sales. Additionally, Management intends to pursue and review other business opportunities in addition to the auto sales operations.

Signature Leisure, Inc. (formerly Valde Connections, Inc.) (formerly JDLPhotos.com, Inc.), since the Company's inception, has had insufficient revenues to support operations. Revenue from sales was generally sufficient to cover the costs of goods, but never developed to a sufficient level to support the officers’ salaries and other overhead expenses.

Parker Productions operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Presently, sales revenues from operations are very limited, though the Company continues to work on building its list of clients. Recent new clients include Lapgevity L.P., Bong Vodka, Financial Content, Inc. and TCS Audio Carvin Corporation. The Company has provided models and staff to assist clients at tradeshows and business conferences.

Financial Condition and Results of Operations

During the fiscal year ending December 31, 2004 the Company had revenues of $228,867 and experienced a net operating loss of $1,902,537. Cost of goods sold for the period totaled $232,168. General and administrative expenses of $1,183,019 and stock-based compensation totaling $714,100 were primary contributors to the net operating loss.

During the fiscal year ending December 31, 2003 the Company had no revenues and experienced a net operating loss of $1,318,842. The net operating loss was primarily comprised of general and administrative expenses totaling $254,687; stock-based compensation of $910,870 and contributed rent and services totaling $153,285.

The significant difference in net operating loss for the fiscal years ending December 31, 2004 and 2003 is primarily due to a significant increase in general and administrative expenses for the period ending December 31, 2004.

Signature Leisure, Inc.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2004 the Company received $67,968 net cash provided by financing activities from the issuance of notes payable and officer advances. Net cash used in operating activities totaled 4158,732. The resultant overall net decrease in cash for the period was $90,764; where the beginning balance for the period was $101,515, the resultant balance cash balance at the end of the period was $10,749.

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

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Signature Leisure, Inc.

Financial Statements

Contents

Page

Independent Auditors’ Report	14
Financial Statements
Balance Sheet	15
Statements of Operations	16
Statement of Changes In Shareholders’ Deficit	17
Statements of Cash Flows	18
Notes to Financial Statements	19 - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Signature Leisure, Inc.

We have audited the accompanying balance sheet of Signature Leisure, Inc. as of December 31, 2004, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Leisure, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 2, 8 and 9 to the financial statements, the Company has entered into several transactions with its sole officer and director including, but not limited to, the issuance of 7,500,000 shares of the Company’s common stock in exchange for accrued compensation and the approval of a $750,000 bonus under the terms of an employment agreement. Related party transactions are not considered to be arms-length transactions under Generally Accepted Accounting Principles.

Cordovano and Honeck LLP
Denver, Colorado
March 22, 2005

SIGNATURE LEISURE, INC.

BALANCE SHEET

December 31, 2004

Assets

Current assets:
Cash	10,749

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$19,162
Accrued liabilities	4,500
Indebtedness to related parties (Note 2)	732,128
Note payable (Note 4)	25,000
Accrued interest payable (note 4)	159

Total current liabilities	780,949

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.0001 par value,
500,000,000 shares authorized,
10,439,130 shares issued and outstanding	1,044
Additional paid-in capital	2,574,205
Retained deficit	(3,345,449)

Total shareholders’ deficit	(770,200)

$10,749

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2004		2003

Revenues		$228,867		$-

Operating expenses:
Cost of goods sold		232,168		-
Stock-based compensation (Note 6):
Business plan services		-		10,800
Legal services		40,000		90,000
Health and fitness consulting		-		16,138
Public relations services		65,500		238,692
Stock options		-		125,000
Other business consulting		608,600		430,240
Contributed rent and services (Note 2)		424		153,285
General and administrative		1,183,019		254,687

Operating expenses		2,129,711		1,318,842

Operating loss		(1,900,844)		(1,318,842)

Interest expense		(1,693)		-

Loss before income taxes		(1,902,537)		(1,318,842)

Provision for income taxes (Note 5)		-		-

Net loss		$(1,902,537)		$(1,318,842)

Weighted average loss per share:
Basic and diluted		$(1.05)		$(1.48)

Weighted average number of shares
of common stock outstanding	*	1,808,275	*	894,049

* Restated for 40:1 reverse stock split (see Note 9)

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Retained

	Shares	Par Value	Capital	Deficit	Total

Balance – December 31, 2002	162,750	16	138,663	(124,070)	14,609

Cancellation of common stock held by former
president and attorney (Note 6)	(151,250)	(15)	(19,594)	-	(19,609)
Common stock issued to officers in exchange for
business planning services, $.01/share (Note 6)	27,000	3	10,797	-	10,800
Common stock dividend, 20:1 (Note 6)	770,000	77	(77)	-	-
Common stock sales, less $127,500 of offering
costs (Note 6)	36,808	4	122,496	-	122,500
Common stock issued in exchange for offering
costs (Note 6)	12,500	1	104,999	-	105,000
Common stock issued in exchange for legal, public
relations, and consulting services (Note 6)	103,822	10	775,060	-	775,070
Common stock options granted (Note 6)	-	-	125,000	-	125,000
Office space and services contributed
by an officer (Note 2)	-	-	153,285	-	153,285
Net loss	-	-	-	(1,318,842)	(1,318,842)

Balance – December 31, 2003	961,630	96	1,410,629	(1,442,912)	(31,187)

Common stock issued in exchange for legal, public
relations, and consulting services (Note 6)	1,977,500	198	713,902	-	714,100
Common stock issued to an officer as payment
for accrued salaries (Note 2)	7,500,000	750	449,250	-	450,000
Office space contributed by an affiliate (Note 2)	-	-	424	-	424
Net loss	-	-	-	(1,902,537)	(1,902,537)

Balance – December 31, 2004	10,439,130	$1,044	$2,574,205	$(3,345,449)	$(770,200)

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2004	2003
Cash Flows from Operating Activities
Net Loss	$(1,902,537)	$(1,318,842)
Transactions not requiring cash:
Stock-based compensation (Note 6)	714,100	910,870
Contributed rent and services (Note 2)	424	153,285
Changes in operating assets and liabilities:
Inventory and other current assets	5,500	(5,500)
Accounts payable and other current liabilities	140,381	(4,803)
Related party accruals (Note 2)	883,400	129,200

Net cash used in operating activities	(158,732)	(135,790)

Cash Flows from Financing Activities
Proceeds from issuance of note payable to related party (Note 2)	28,210	-
Repayment of note payable to related party (Note 2)	(13,275)	-
Proceeds from issuance of note payable, other (Note 4)	25,000	-
Proceeds from officer advances (Note 2)	33,890	-
Repayment of officer advances (Note 2)	(5,857)	-
Proceeds from sale of common stock	-	250,000
Offering costs	-	(27,000)

Net cash provided by financing activities	67,968	223,000

Net change in cash	(90,764)	87,210
Cash at beginning of period	101,513	14,303

Cash at end of period	$10,749	$101,513

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Income Taxes	$-	$-

Non-cash investing and financing transactions:
Common stock issued as payment for accrued salaries (Note 2)	$450,000	$-

Asset and stock exchange with former president (Notes 1 and 6)	$-	$19,609

Common stock issued as payment for offering costs (Note 4)	$-	$105,000

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Description of organization

Through January 20, 2003, Signature Leisure, Inc. (referred to as “Signature” or the “Company”) was a retailer of matted and framed photographs located in Longmont, Colorado under the name JDLPhotos.com, Inc. Photographs were sold at art shows and via the Internet. On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president. In addition, 1,250 shares of common stock previously issued to the Company’s attorney for services were cancelled. This transaction resulted in a change in control and left the Company as a public shell corporation. Following the change in control, the Company’s sole director resolved to alter the Company’s business plan. During the year ended December 31, 2004, the Company’s business plan has been focused on pre-owned vehicle sales. In February 2005, the Company acquired assets related to modeling and event staffing (see Note 9).

Effective February 10, 2003, the Company changed its name from JDLPhotos.com, Inc. to Valde Connections, Inc. During August 2003, the Company changed its name from Valde Connections, Inc. to Signature Leisure, Inc. The Company’s pre-owned vehicle sales operations are conducted under the dba “Signature Auto”.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. The Company intends to conduct debt and equity financings to raise sufficient capital in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

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

Financial Instruments

At December 31, 2004, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Inventory

Inventories are stated at the lower of cost or market. The cost of used vehicles is determined on a specific identification method. The Company had no vehicles inventory at December 31, 2004.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue recognition

The Company’s revenue recognition policies follow the guidance of the Security and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”). SAB 101 states that revenue is realized and earned when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;
3.	The seller’s price to the buyer is fixed or determinable; and
4.	Collectibility is reasonably assured.

The company recognizes revenue from pre-owned vehicle sales upon transfer of title. The company does not provide any warranties upon sale of its pre-owned vehicles. All vehicles are sold “as-is”.

Advertising

Advertising costs are charged to operations are charged to operations when incurred.

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

Net loss per share

Basic earnings/loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Common stock options outstanding at December 31, 2004 were not included in the diluted loss per share as all 15,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2004 were equal.

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

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of December 31, 2004.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The application of SFAS No. 123 (revised) would not currently have a material impact on the Company’s financial statements.

Note 2 - Related Party Transactions

Working capital advances

During the year ended December 31, 2004, the sole officer and director advanced the Company $17,857 for working capital and paid $16,033 of expenses on behalf of the Company. The advances do not carry an interest rate and are due on demand. As of December 31, 2004, the Company had repaid $5,857. The remaining balance of $28,033 is included in the accompanying financial statements as “Indebtedness to related parties”.

The Company’s sole officer and director paid expenses on behalf of the Company totaling $13,369 during the year ended December 31, 2003. The Company repaid all of the advances prior to December 31, 2003.

Note payable

During March 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2004. The Company repaid $13,275 toward the note as of December 31, 2004. Accrued interest expense on the note totaled $1,560 at December 31, 2004. The remaining principal and accrued interest balances of $16,495 are included in the accompanying financial statements as “Indebtedness to related parties”.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed during the three months ended September 30, 2003 (see Note 8). In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of December 31, 2004, the sole officer and director had not received any payments toward the auto allowance. The balance owed at December 31, 2004 for the auto allowance totaled $12,600, which is included in the accompanying financial statements as “Indebtedness to related parties”.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

The sole officer and director was given the opportunity to earn a bonus of $750,000 upon the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit. During 2003, the sole officer and director raised $250,000 through the sale of the Company’s common stock and in 2004, the sole officer and director opened the Company’s first business unit (Signature Auto). As a result, the Company accrued $750,000 in officer compensation to recognize the bonus earned by the sole officer and director during the year ended December 31, 2004.

The sole officer and director earned a second bonus in February 2005 (see Note 8).

During October 2004, the sole officer and director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the sole officer and director’s accrued compensation.

On the date of issuance, the Company’s common stock had a traded market value of approximately $.08. The Company’s sole officer and director valued the stock issuance at $.06 per share (a 25 percent discount from the traded market value). In valuing the stock, the sole officer and director considered the following:

1.	Shares issued to the sole officer and director were restricted under Rule 144 (common shares issued to other third-parties during the year were free-trading);
2.	The Company’s common stock is thinly traded and significant stock trades can cause high volatility and fluctuations in the traded market value;
3.	After the restriction is lifted from the shares, the sole officer and director is still limited by the number of shares he can sell based on the total number of shares in the market at the time of sale.

Of the total $450,000 in stock issued to the sole officer and director, $375,000 was allocated to the sole officer and director’s accrued salary, which reduced the salary accrual to $-0- as of December 31, 2004. The remaining $75,000 was allocated to the sole officer and director’s $750,000 bonus, which reduced the bonus accrual to $675,000 as of December 31, 2004. The bonus accrual is included in the accompanying financial statements as “Indebtedness to related parties”.

Contributed rent and services

Officers contributed office space to the Company for the period from January 1, 2003 through November 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. The Company entered into a lease for office space commencing December 1, 2003. The Company’s office lease was terminated during November 2004. Following termination of the lease, Renovo Holdings, an affiliate under common control, began contributing office space to the Company on a month-to-month basis. During the month of December 2004, the affiliate contributed office space valued at $424 based on the affiliate’s rent payments and the percentage office space utilized by the Company.

Officers contributed time and effort to the Company valued at $123,750 for the six months ended June 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to additional paid-in capital.

Note 3 – Vehicle Floor Plans

The Company has established two $50,000 floor plans of which all $100,000 was unused at December 31, 2004. These credit lines are approved for financing pre-owned vehicle inventory purchases. One line carries a 4.50% interest rate and the second carries a variable interest rate equal to 3.00% over the prime rate. Advances under the floor plans are payable within 30 days of disbursement and are collateralized by the Company’s vehicles inventory and other Company-owned assets.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Note Payable

On December 2, 2004, the Company received proceeds of $25,000 in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest expense on the note totaled $159 at December 31, 2004.

Note 5 - Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2004 and 2003:

		For the Years Ended
		December 31,

		2004	2003

U.S. statutory federal rate, graduated		34.00%	34.00%
State income tax rate, net of federal benefit		3.63%	3.63%
Permanet book-to-tax differences		-0.01%	-4.87%
Net operating loss carry forward		-37.62%	-32.76%

	Effective tax rate	0.00%	0.00%

At December 31, 2004, the Company’s current tax benefit consisted of a net tax asset of $1,117,909, due to operating loss carryforwards of $3,012,924, which was fully allowed for, in the valuation allowance of $1,117,909. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $710,121 and $387,723, respectively. Net operating loss carryforwards will expire through 2024.

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

Note 6 - Shareholder’s Equity

Preferred stock

The preferred stock may be issued in series as determined by the sole director. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2004.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

Common stock

2004

During the year ended December 31, 2004, the Company issued 200,000 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date of $.20 per share. Stock-based compensation expense of $40,000 was recognized in the accompanying financial statements for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 77,500 shares of its common stock to a consultant in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.52 to $2.00 per share. Stock-based compensation expense of $65,500 was recognized in the accompanying financial statements for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 1,700,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.20 to $2.60 per share. Stock-based compensation expense of $608,600 was recognized in the accompanying financial statements for the year ended December 31, 2004.

2003

On January 20, 2003, the Company transferred its photography business and substantially all of its assets back to its former president (and majority shareholder) in exchange for the cancellation of all of the common stock of the Company held by the president (150,000 shares). In addition, 1,250 shares of common stock previously issued to the Company’s attorney for services were cancelled. Also, on January 20, 2003, the Company issued 27,000 shares of its common stock to new management in exchange for establishing a new business plan for the Company. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the sole director at $.40 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On January 27, 2003, the Company executed and twenty-for-one stock dividend for shareholders of record on January 24, 2003. As a result of the stock dividend, the number of common shares issued and outstanding increased from 38,500 to 808,500.

During the year ended December 31, 2003, the Company issued 9,375 shares of its common stock to attorneys in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $8.40 to $10.40 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 12,500 shares of its common stock in exchange for stock offering costs. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, or approximately $8.40 per share. Offering costs of $105,000 were recognized as an offset to common stock sale proceeds in the accompanying financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 1,625 shares of its common stock to consultants in exchange for health and fitness consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $8.40 to $10.40 per share. Stock-based compensation expense of $16,138 was recognized in the accompanying financial statements for the year ended December 31, 2003.

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2003, the Company issued 24,872 shares of its common stock to consultants in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $6.80 to $10.40 per share. Stock-based compensation expense of $238,692 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company issued 67,950 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $2.40 to $10.40 per share. Stock-based compensation expense of $430,240 was recognized in the accompanying financial statements for the year ended December 31, 2003.

Common stock options

Effective April 28, 2003, the Company granted a consultant options to purchase 15,000 shares of the Company’s common stock. The options’ exercise prices range from $12.00 to $30.00 and expire on April 28, 2005. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $125,000 in the accompanying financial statements.

The following schedule summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2004 and 2003:

	Options Outstanding and Exercisable			Weighted Average

	Number of	Exercise Price		Exercise Price
	Shares	Per Share		Per Share

Balance at December 31, 2002	-	$0.00		$-
Options granted	15,000	$12.00 to $	30.00	$20.80
Options exercised	-	$0.00		$-
Options expired	-	$0.00		$-

Balance at December 31, 2003	15,000	$12.00 to $	30.00	$20.80
Options granted	-	$0.00		$-
Options exercised	-	$0.00		$-
Options expired	-	$0.00		$-

Balance at December 31, 2004	15,000	$12.00 to $	30.00	$20.80

The fair value for the options granted during the fiscal year ended December 31, 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	210.33%
Weighted average expected life	2 years

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group, Ltd. (“Katalyst”). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 98% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. No shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

Note 7 - Letters of Intent

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

Note 8 - Commitments and Contingencies

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

Employment Agreement

On September 3, 2003, the Company executed an Employment Agreement (the “Agreement”) with its sole officer and director. Under the terms of the Agreement, the sole officer and director is to receive a salary of $250,000 per year and an automobile allowance of $700 per month. In addition, the sole officer and director has the opportunity to earn the following bonuses:

1.

A bonus of $750,000 upon the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit. This bonus was earned during 2004 (see Note 2).

2.

A bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to the Company. A $150,000 bonus was earned in February 2005 (see Note 9).

SIGNATURE LEISURE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Subsequent Events

Reverse stock split

On January 18, 2005, the Company’s sole director and shareholders approved a 40:1 reverse split of its $.0001 par value common stock. The split was declared effective as of February 4, 2005. The stock split reduced the number of common shares outstanding from 449,815,190 to 11,245,380. The effect of the reverse stock split has been retroactively applied to January 1, 2003.

Common stock

Between January 1 and March 3, 2005, the Company issued 3,025,000 shares of its common stock to consultants in exchange for business consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, ranging from $.06 to $.26 per share. Stock-based compensation expense of $344,425 will be recognized in the Company’s 2005 financial statements.

Asset acquisition

On February 15, 2005, the Company acquired the assets of Parker Productions (“Parker”), a sole proprietorship operating in the State of Florida. Parker’s operations consisted of modeling and event staffing services. The Company acquired Parker’s assets (including the website www.parkerproductions.com, a contact list of models and clients, and use of the name Parker Productions) in exchange for the following:

1.	$20,000 cash;
2.	A structured agreement to pay 2% of the net profits of the Parker Productions division to Jill Reynolds (former owner of the Parker assets) for as long as the Company operates the Parker Productions division or for a minimum of ten years, whichever period is longer.

3.	Ear-marked $20,000 cash as “seed capital” for use within the Parker Productions division.

During February 2005, Signature incorporated a new company with the name Parker Productions, Inc. (“PPI”). PPI is a wholly-owned subsidiary of Signature. Following Signature’s acquisition of the Parker assets, Signature placed the assets in PPI.

Officer bonus

The sole officer and director was given the opportunity to earn a bonus of $150,000 for each additional merger, acquisition, or business unit start-up brought to the Company after the initial business unit. During February 2005, the sole officer and director earned a $150,000 bonus following the commencement of the PPI operations.

Signature Leisure, Inc.

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

Office Street Address: 100 Candace Drive, Suite 100 Maitland, Florida 32751

Telephone: (407) 599-2886

Mr. Stephen W. Carnes serves as the President of Signature Leisure, Inc. and is the Company's sole director.

Employment History

Employer	Title	Dates of Position

Signature Leisure, Inc. (OTC BB: SGLS)	President and CEO	February 2003 to Present
Renovo Holdings, Inc. (OTC BB: RNVO)	President and CEO	July 2003 to Present

Renovo Holdings is a publicly traded company on the Over-the-Counter Bulletin Board under the symbol RNVO. Renovo Holdings is presently a development stage company that intends to capitalize upon the niche market opportunities within the commercial and residential restoration service markets.

Self-employed as an independent manufacturers representative	1998 through 2003
acting as an outside sales representative for various companies
Founder and co-owner of a private public relations firm that	2000 through 2003
assisted companies with marketing and public relations

Education

1982 to 1986, Indiana University at Fort Wayne, Indiana. Received a B.S. degree in Business Administration

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Signature Leisure, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Signature Leisure, Inc.

The directors of Signature Leisure, Inc.. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Signature Leisure, Inc..

All Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the company's Directors.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

The board of directors of Signature Leisure, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Stephen W. Carnes does not possess the attributes of an Audit committee financial expert. Stephen W. Carnes is the sole Officer and a Director of Signature Leisure, Inc. Signature Leisure, Inc. does not have a designated Audit Committee and relies on the board of directors to perform those functions. Stephen W. Carnes is not independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation through an employment/consulting agreement for his executive services to Signature Leisure, Inc. and is an affiliated person.

No non-compete or non-disclosure agreements exist between the management of Signature Leisure, Inc. and any prior or current employer.

All key personnel are employees or under contracts with of Signature Leisure, Inc.

Signature Leisure, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

Stephen W. Carnes, the company’s CEO and sole director has co-signed on the line of credit from Automotive Finance Corporation, an Allete Company. None of Signature Leisure, Inc.’s officers, directors, key personnel, or 10% stockholders has guaranteed or co-signed any bank debt, obligation, or any other indebtedness pertaining to Signature Leisure, Inc. other than the identified credit line.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2004 were filed.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have one employee, our president/CEO and sole director. Our president/CEO is held to the highest degree of ethical standards. Once we expand the executive and management beyond our sole officer and director, we will adopt a written code of ethics for all of our directors, executive officers and employees.

Signature Leisure, Inc.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended December 31, 2004, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

SUMMARY COMPENSATION TABLE

			Annual Compensation			Award(s)	Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Steven W. Carnes	2004	250,000	0	8,400	0	0	0	750,000
President and Director
	2003	125,000	0	4,200	0	0	0	10,800
	2002	0	0	0	0	0	0	0

Notes:

Stephen W. Carnes is the sole officer and director of Signature Leisure, Inc.

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed during the three months ended September 30, 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of December 31, 2004, the sole officer and director had not received any payments toward the auto allowance. The balance owed at December 31, 2004 for the auto allowance totaled $12,600 ($8,400 accrued in fiscal year 2004 and $4,200 accrued in fiscal year 2003).

The sole officer and director was given the opportunity to earn a bonus of $750,000 upon the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit. During 2003, the sole officer and director raised $250,000 through the sale of the Company’s common stock and in 2004, the sole officer and director opened the Company’s first business unit (Signature Auto). As a result, the Company accrued $750,000 in officer compensation to recognize the bonus earned by the sole officer and director during the year ended December 31, 2004.

During October 2004, the sole officer and director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the sole officer and director’s accrued compensation. On the date of issuance, the Company’s common stock had a traded market value of approximately $.08. The Company’s sole officer and director valued the stock issuance at $.06 per share (a 25% discount from the traded market value).

Of the total $450,000 in stock issued to the sole officer and director, $375,000 was allocated to the sole officer and director’s accrued salary, which reduced the salary accrual to $-0- as of December 31, 2004. The remaining $75,000 was allocated to the sole officer and director’s $750,000 bonus, which reduced the bonus accrual to $675,000 as of December 31, 2004.

Signature Leisure, Inc.

On January 20, 2003, the Company issued 27,000 shares of common stock to Mr. Stephen W. Carnes as consideration for his serving on the Board of Directors, assuming the liability of being an officer and director of a publicly trading and reporting company, his business expertise and his business leadership. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.01 per share based on the estimated fair value of the services. Stock-based compensation expense of $10,800 was recognized for the year ended December 31, 2003.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)

Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	15,000	$20.80	1,125,000
not approved by shareholders(1)(2)
Total	15,000	$20.80	1,125,000

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.

(2) Effective April 28, 2003, the Company granted a consultant options to purchase 15,000 shares of the Company’s common stock. The options’ exercise prices range from $12.00 to $30.00 and expire on April 28, 2005.

Signature Leisure, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned at:

December 31, 2004:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Stephen W. Carnes	8,041,999 shares	77%
President, Director
4185 W. Lake Mary Blvd, # 137.
Lake Mary, FL 32746

Total shares outstanding as of December 31, 2004 were 10,439,130 held by approximately 63 shareholders.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Signature Leisure, Inc.

Certain Relationships and Related Transactions

Working capital advances

During the year ended December 31, 2004, the sole officer and director advanced the Company $17,857 for working capital and paid $16,033 of expenses on behalf of the Company. The advances do not carry an interest rate and are due on demand. As of December 31, 2004, the Company had repaid $5,857. The remaining balance of $28,033 is included in the accompanying financial statements as “Indebtedness to related parties”.

The Company’s sole officer and director paid expenses on behalf of the Company totaling $13,369 during the year ended December 31, 2003. The Company repaid all of the advances prior to December 31, 2003.

Note payable

During March 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2004. The Company repaid $13,275 toward the note as of December 31, 2004. Accrued interest expense on the note totaled $1,560 at December 31, 2004. The remaining principal and accrued interest balances of $16,495 are included in the accompanying financial statements as “Indebtedness to related parties”.

Contributed rent and services

Officers contributed office space to the Company for the period from January 1, 2003 through November 30, 2003. The office space was valued at $2,685 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. The Company entered into a lease for office space commencing December 1, 2003. The Company’s office lease was terminated during November 2004.

Following termination of the lease, Renovo Holdings, an affiliate under common control, began contributing office space, located in facilities at 100 Candace Drive, Suite 100, Maitland, Florida 32751; to the Company on a month-to-month basis. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. During the month of December 2004, the affiliate contributed office space valued at $424 based on the affiliate’s rent payments and the percentage office space utilized by the Company.

Officers contributed time and effort to the Company valued at $123,750 for the six months ended June 30, 2003. The time and effort was valued by the officers at $125 per hour based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to additional paid-in capital.

Accrued Compensation

During October 2004, the sole officer and director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the sole officer and director’s accrued compensation. On the date of issuance, the Company’s common stock had a traded market value of approximately $.08. The Company’s sole officer and director valued the stock issuance at $.06 per share (a 25% discount from the traded market value).

Of the total $450,000 in stock issued to the sole officer and director, $375,000 was allocated to the sole officer and director’s accrued salary, which reduced the salary accrual to $-0- as of December 31, 2004. The remaining $75,000 was allocated to the sole officer and director’s $750,000 bonus, which reduced the bonus accrual to $675,000 as of December 31, 2004.

Signature Leisure, Inc.

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

On November 19, 2004, the Company filed a Report on Form 8-K, as amended (Form 8K/A) disclosing Unregistered Sales of Equity Securities; an issuance of 300,000,000 shares of the Company’s common stock.

On November 26, 2004, the Company filed a Report on Form 8-K disclosing a Press Release wherein the Company announced the signing of a Letter of Intent to acquire Parker Productions, a sole proprietorship.

On February 22, 2005, the Company filed a Report on Form 8-K disclosing Completion of Acquisition or Disposition of Assets, wherein Signature Leisure, Inc. disclosed completion of the acquisition of Parker Productions, as of February 15, 2005.

Index to Exhibits and Reports

Signature Leisure, Inc. includes herewith the following exhibits:

3.1	Articles of Incorporation as amended, Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on July 14, 2004
3.2	Bylaws
10.1	Closing Document for Parker Productions – by and between
Signature Leisure, Inc. and Parker Productions, February 15, 2005
Letter of Intent – Acquisition of Assets of Parker Productions, by and between
Signature Leisure, Inc. and Jill Reynolds, Parker Productions, November 12, 2004
10.2	Consulting Agreement - Signature Leisure, Inc. and Jill Reynolds, November 12, 2004
31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Signature Leisure, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2004 and 2003 were: $7,700 and $6,700, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2004 and 2003 were: $ 0 and $537.50, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2004 and 2003.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2004 and 2003.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2004. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Signature Leisure, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005

Signature Leisure, Inc.

Registrant

By: \s\ Stephen W. Carnes, President

Steven W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005

By: \s\ Stephen W. Carnes, President

Steven W. Carnes, President
Principal Executive Officer and Principal Accounting Officer