Form 10QSB
period 2005-03-31
SIGNATURE LEISURE INC
filed 2005-05-23
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity as of
March 31, 2005 -	13,464,164	shares of common stock
	0	shares of preferred stock

The common stock of Signature Leisure, Inc. is traded on the NASDAQ Bulletin Board under the symbol "SGLS".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Signature Leisure, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	12

Item 3.	Controls and Procedures	14

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)	4

Condensed Consolidated Statements of Operations, for the
three months ended March 31, 2005 and 2004 (unaudited)	5

Condensed Consolidated Statement of Changes in Shareholders’ Deficit
for the three months ended March 31, 2005 (unaudited)	6

Condensed Consolidated Statements of Cash Flows, for the
three months ended March 31, 2005 and 2004 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

SIGNATURE LEISURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

     (Unaudited) March 31, 2005

	Assets

Current assets:
Cash		$1,388
Accounts receivable, net		4,695

Total current assets		6,083
Intangible assets (Note 7):
Website, net		9,583
Contact list, net		9,583

		$25,249

	Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable		$29,379
Accrued liabilities		2,200
Indebtedness to related parties (Note 2)		964,213
Notes payable (Note 4)		45,000
Accrued interest payable (Note 4)		2,663

Total current liabilities		1,043,455

Shareholders' deficit (Note 6)
Preferred stock, $	.001 par value, 10,000,000 shares authorized;
-0- shares issued and outstanding		-
Common Stock, $.0001 par value, 500,000,000 shares authorized;
13,464,164 shares issued and outstanding		1,346
Additional paid-in capital		2,919,598
Retained deficit		(3,939,150)

Total shareholders' deficit		(1,018,206)

		$25,249

See accompanying notes to condensed consolidated financial statements

SIGNATURE LEISURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Revenues:
Vehicle sales	$-	$60,772
Service revenues	7,315	-

Total revenue	7,315	60,772

Operating expenses:
Cost of sales:
Vehicles	-	65,682
Contract services	4,669	-
Stock-based compensation (Note 6):
Legal services	50,000	-
Other business consulting	294,425	289,480
Contributed rent (Note 2)	1,271	-
General and administrative	249,707	111,641

Operating expenses	600,072	466,803

Operating loss	(592,757)	(406,031)

Interest expense	(944)	(98)

Loss before income taxes	(593,701)	(406,129)

Provision for income taxes (Note 5)	-	-

Net loss	$(593,701)	$(406,129)

Weighted average loss per share:
Basic and diluted	$(0.05)	$(0.37)

Weighted average number of shares
of common stock outstanding	11,965,206	1,086,496

See accompanying notes to condensed consolidated financial statements

SIGNATURE LEISURE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained

	Shares	Par Value	Capital	Deficit	Total

Balance – January 1, 2005	10,439,164	1,044	2,574,204	(3,345,449)	(770,201)

Common stock issued in exchange for legal, public
relations, and consulting services (Note 6)	3,025,000	302	344,123	-	344,425
Office space contributed by an affiliate (Note 2)	-	-	1,271	-	1,271
Net loss	-	-	-	(593,701)	(593,701)

Balance – March 31, 2005	13,464,164	$1,346	$2,919,598	$(3,939,150)	$(1,018,206)

See accompanying notes to condensed consolidated financial statements

SIGNATURE LEISURE, INC.

CONDENSED CONSOLIDAETD STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004

Net cash used in operating activities	$(33,361)	$(71,391)

Cash Flows from financing activities:
Proceeds from issuance of note payable (Note 4)	20,000	-
Proceeds from officer advances (Note 2)	4,000	-

Net cash provided by financing activities	24,000	-

Net change in cash	(9,361)	(71,391)
Cash at beginning of period	10,749	101,513

Cash at end of period	$1,388	$30,122

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$98

Income Taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

SIGNATURE LEISURE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2004, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

In February 2005, the Company incorporated a wholly-owned subsidiary, Parker Productions, Inc. (see Note 7).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the activities of Signature Leisure, Inc. and its wholly-owned subsidiary, Parker Productions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2: Related Party Transactions

Working capital advances

As of December 31, 2004, the Company owed its sole officer and director $28,033 for working capital advances and expenses paid on behalf of the Company. The obligation does not carry an interest rate and is due on demand. During the three months ended March 31, 2005, the sole officer and director advanced the Company an additional $4,000 and paid expenses on behalf of the Company totaling $15,045. As of March 31, 2005, the balance owed the sole officer and director of $47,078 is included in the accompanying financial statements as “Indebtedness to related parties”.

Note payable

During 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matured on December 31, 2004. The note is currently in default. The Company has repaid $13,275 toward the note as of March 31, 2005. Accrued interest expense on the note totaled $1,859 at March 31, 2005. The remaining principal and accrued interest balances of $16,794 are included in the accompanying financial statements as “Indebtedness to related parties”.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of March 31, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at March 31, 2005 for the auto allowance totaled $14,700, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

SIGNATURE LEISURE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the employment agreement, the sole officer and director earned a $750,000 bonus for the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit (Signature Auto). The Company accrued $750,000 in officer compensation to recognize the bonus earned by the sole officer and director during the year ended December 31, 2004.

In February 2005, the sole officer and director also earned a $150,000 bonus for initiating the Company’s Parker Productions, Inc. operations (see Note 7).

During October 2004, the sole officer and director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the sole officer and director’s accrued compensation.

Of the total $450,000 in stock issued to the sole officer and director, $375,000 was allocated to the sole officer and director’s salary accrued through December 31, 2004. The remaining $75,000 was allocated to the sole officer and director’s $750,000 bonus, which reduced the bonus accrual to $675,000 as of December 31, 2004.

As of March 31, 2005, accrued salaries and bonuses of the sole officer and director totaled $62,500 and $825,000, respectively. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Contributed rent and services

In December 2004, Renovo Holdings, an affiliate under common control, began contributing office space to the Company on a month-to-month basis. During the three months ended March 31, 2005, the affiliate contributed office space valued at $1,271 based on the affiliate’s rent payments and the percentage office space utilized by the Company.

Note 3: Vehicle Floor Plans

The Company has established two $50,000 floor plans of which all $100,000 was unused at March 31, 2005. These credit lines are approved for financing pre-owned vehicle inventory purchases. One line carries a 4.50% interest rate and the second carries a variable interest rate equal to 3.00% over the prime rate. Advances under the floor plans are payable within 30 days of disbursement and are collateralized by the Company’s vehicles inventory and other Company-owned assets.

Note 4: Note Payable

On December 2, 2004, the Company received proceeds of $25,000 from Katalyst Capital Group, Ltd. (“Katalyst”), an unrelated third party, in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest expense on the note totaled $659 at March 31, 2005.

On February 9, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a second promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest expense on the note totaled $227 at March 31, 2005.

SIGNATURE LEISURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6: Shareholders’ Deficit

Reverse stock split

On January 18, 2005, the Company’s sole director and shareholders approved a 40:1 reverse split of its $.0001 par value common stock. The split was declared effective as of February 4, 2005. The effect of the reverse stock split has been retroactively applied to all disclosures in the accompanying condensed consolidated financial statements.

Common stock

Between January 1 and March 31, 2005, the Company issued 3,025,000 shares of its common stock to consultants in exchange for legal and business consulting services. The transactions issued were recorded based on the fair value of the services provided, ranging from $.06 to $.26 per share. Stock-based compensation expense of $344,425 has been recognized in the accompanying condensed consolidated financial statements.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 98% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. No shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

SIGNATURE LEISURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7: Asset Acquisition

On February 15, 2005, the Company acquired assets from Parker Productions (“Parker”), a sole proprietorship operating in the State of Florida. Parker’s operations consisted of modeling and event staffing services. The Company acquired the assets (including the website www.parkerproductions.com, a contact list of models and clients, and use of the name Parker Productions) in exchange for the following:

1.	$20,000 cash;
2.	A structured agreement to pay 2% of the net profits of the Parker Productions division to
Jill Reynolds (former owner of the Parker assets) for as long as the Company operates the
Parker Productions division or for a minimum of ten years, whichever period is longer.
3.	Ear-marked $	20,000 cash as “seed capital” for use within the Parker Productions division.

During February 2005, Signature incorporated a new company with the name Parker Productions, Inc. (“PPI”). PPI is a wholly-owned subsidiary of Signature. Following Signature’s acquisition of the Parker assets, Signature placed the assets in PPI.

The website and contact list are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the three months ended March 31, 2005 totaled $834. Estimated aggregate amortization in future years is as follows:

Year ended December 31,

2005	$5,833
2006	6,667
2007	6,667
2008	833

$20,000

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2005

The net loss from operations of $593,701 for the three-months ended March 31, 2005 was primarily comprised of general and administrative expenses of $249,707; and, stock-based compensation for legal services - $50,000 and other business consulting - $294,425. Revenue for the period totaled $7,315, cost of sales totaled $4,669. The change in gross revenue from the corresponding period is primarily due to the suspension of auto sales activities in September of 2004.

Results of Operations for the Three-Months Ended March 31, 2004

The net loss from operations of $406,129 for the three-months ended March 31, 2004 was primarily of general and administrative expenses of $111,641; and, stock-based compensation for other business consulting of $289,480. Revenues for the period were $60,772, cost of sales totaled $65,682.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2005.

During the three-month period ended March 31, 2005, the Company’s cash position decreased by $9,361. Factors contributing to this decrease were cash used in the Company's operations of $33,361, and cash provided by financing activities of $24,000.

For the Three-Months ended March 31, 2004.

During the three-month period ended March 31, 2004, the Company’s cash position decreased by $71,391. The entire decrease was due to cash used in the Company’s operations.

Asset Acquisition

On February 15, 2005, the Company acquired certain assets from Parker Productions (“Parker”), a sole proprietorship operating in the State of Florida. Parker’s operations consisted of modeling and event staffing services.

During February 2005, Signature incorporated a new company with the name Parker Productions, Inc. (“PPI”). PPI is a wholly-owned subsidiary of Signature leisure, Inc. Following Signature’s acquisition of the Parker assets, Signature placed the assets in PPI.

Signature Leisure, Inc. management has considered whether the individual assets purchased could be construed as “involving a business” pursuant to securities regulations; which if considered as such may require additional financial information based on the past operations of the sole proprietorship parker productions operated by Jill Reynolds. Due to the broad and often subjective determinations that could be made on this issue, management is in the process of obtaining audited financial information from the past operations of the Parker Productions proprietorship.

SIGNATURE LEISURE, INC.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of March 31, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at March 31, 2005 for the auto allowance totaled $14,700.

In February 2005, the sole officer and director also earned a $150,000 bonus for initiating the Company’s Parker Productions, Inc. operations.

As of March 31, 2005, accrued salaries and bonuses of the sole officer and director totaled $62,500 and $825,000, respectively.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 98% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. No shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

Note Payable

On December 2, 2004, the Company received proceeds of $25,000 from Katalyst Capital Group, Ltd. (“Katalyst”), an unrelated third party, in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest expense on the note totaled $659 at March 31, 2005.

On February 9, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a second promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest expense on the note totaled $227 at March 31, 2005.

Management Plan of Operations

The current business of Signature Leisure, Inc. includes the operations of Parker Productions, Inc., a modeling and event staffing business, and Signature Auto, an independent dealer in motor vehicles. Primary focus of operations for the next 12-month period will be Parker Productions, Inc. operations, as a currently functioning entity expected to generate revenues. Signature Leisure, Inc. expects to use profits from operations to maintain and grow Parker Productions’ operations, and to rebuild the Signature Auto sales business.

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

SIGNATURE LEISURE, INC.

Management intends to begin working towards starting to rebuild the auto sales business; however additional working capital will be required in order to ramp up operations of auto sales. Additionally, Management intends to pursue and review other business opportunities in addition to the auto sales operations.

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Revenues from services for the three month period ended march 31, 2005 were $7,315 and the related costs of contracted services was $4,669 or approximately 64 % of revenue. The Company continues to work on building its list of clients.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the three month period ended March 31, 2005

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2005 the following matter was voted on by security holders:

Reverse stock split

On January 18, 2005, the Company’s sole director and shareholders approved a 40:1 reverse split of its $.0001 par value common stock. The split was declared effective as of February 4, 2005.

The final voting results of this special meeting were disclosed in our recent report on Form 10 KSB for the twelve month period ended December 31, 2004, file with the Securities and Exchange Commission on April 18, 2005.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

February 22, 2005
The Company filed a Report on Form 8-K with the Securities and Exchange Commission re: Completion of Acquisition or Disposition of Assets re: Parker Productions

Exhibits

Signature Leisure, Inc. includes herewith the following exhibits.

10.1	Notes payable to Katalyst Capital Group LTD,
dated February 9, 2005 and April 19, 2005
31.1	Certification of Principal Executive Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

By:	/s/ Stephen W. Carnes, President

Stephen W. Carnes, President,
Chief Executive Officer and Principal Accounting Officer

Date: May 20, 2005