Form 10QSB
period 2005-06-30
SIGNATURE LEISURE INC
filed 2005-08-25
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

COMMISSION FILE NUMBER:	000-49600

SIGNATURE LEISURE, INC. (Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)
50-0012983 (IRS Employer Identification No.)

100 Candace Drive, Suite 100 Maitland, Florida 32751 (Address of principal executive offices) (604) 257-3600 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2005: 67,014,164 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC. Index

SIGNATURE LEISURE, INC. Condensed Consolidated Balance Sheet June 30, 2005 (Unaudited)

Assets

Current assets:
Cash	$9,011
Accounts receivable, net	10,800

Total current assets	$19,811

Equipment, net	1,828

Intangible assets (Note 7):
Website, net	8,750
Contact list, net	8,750

$39,139

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$34,951
Accrued liabilities	2,200
Indebtedness to related parties (Notes 2 and 4)	430,900
Notes payable (Note 4)	65,000
Accrued interest payable (Notes 2 and 4)	2,091

Total current liabilities	535,142

Shareholders' deficit (Note 6):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
67,014,164 shares issued and outstanding	6,701
Additional paid-in capital	3,739,166
Retained deficit	(4,241,870)

Total shareholders' deficit	(496,003)

Total liabilities and shareholders’ deficit	$39,139

See accompanying notes to condensed consolidated financial statements. 3

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue:
Vehicle sales	$ -	$115,275	$ -	$176,047
Service revenues	16,469	-	23,784	-

Total revenue	16,469	115,275	23,784	176,047

Operating expenses:
Cost of sales:
Vehicles	-	120,959	-	186,641
Contract services	3,535	-	8,205	-
Stock based compensation (Note 6):
Legal services	34,000	-	84,000	324,100
Other business consulting	175,500	34,620	469,925	-
Commitment fee	15,000	-	15,000	-
Contributed rent (Note 2)	423	-	1,694	-
General and administrative	89,215	112,188	338,922	223,829

Operating expenses	317,673	267,767	917,746	734,570

Operating loss	(301,204)	(152,492)	(893,962)	(558,523)

Interest expense:	(1,515)	(1,031)	(2,549)	(1,129)

Loss before income taxes	(302,719)	(153,523)	(896,421)	(559,652)

Provision for income taxes (Note 5)	-	-	-	-

Net loss	$ (302,719)	$(153,523)	$ (896,421)	$(559,652)

Weighted average loss per share:
Basic and diluted loss per share	$ (0.01)	$(0.13)	$ (0.04)	$(0.50)

Weighted average number of shares
of common shares outstanding	24,220,294	1,164,130	22,376,681	1,125,306

See accompanying notes to condensed consolidated financial statements. 4

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Changes in Shareholder’s Deficit (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, January 1, 2005	10,439,164	$1,044	$2,574,204	$(3,345,449)	$(770,201)

Common stock issued in exchange for
legal and consulting services,
and commitment fees (Note 6)	16,575,000	1,657	567,268		568,925
Officer compensation (Notes 2 and 6)	40,000,000	4,000	596,000		600,000
Office space contributed by an affiliate (Note 2)	-	-	1,694		1,694
Net loss				(896,421)	(896,421)

Balance, June 30, 2005	67,014,164	$6,701	$3,739,166	$(4,241,870)	$(496,003)

See accompanying notes to condensed consolidated financial statements. 5

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004

Net cash used in operating activities	$(43,744)	$(122,519)

Cash flows from investing activities:
Purchase of equipment	(1,994)	-

Net cash used in investing activities	(1,994)	-

Cash flows from financing activities:
Proceeds from issuance of note payable (Note 4)	40,000	28,210
Proceeds from related party advances (Note 2)	4,000	10,000

Net cash provided by financing activities	44,000	38,210

Net change in cash	(1,738)	(84,309)

Cash at beginning of period	10,749	101,513

Cash at end of period	$9,011	$17,204

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$565

Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements. 6

SIGNATURE LEISURE, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

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

Note 2 - Related Party Transactions

Working capital advances

As of December 31, 2004, the Company owed its sole officer and director $28,033 for working capital advances and expenses paid on behalf of the Company. The obligation does not carry an interest rate and is due on demand. During the six months ended June 30, 2005, the sole officer and director advanced the Company $4,000 and paid expenses on behalf of the Company totaling $15,045. As of June 30, 2005, the balance owed the sole officer and director of $47,078 is included in the accompanying financial statements as “Indebtedness to related parties”.

Note payable

During 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matured on December 31, 2004. The note is currently in default. The Company has repaid $13,275 toward the note as of June 30, 2005. Accrued interest expense on the note totaled $2,087 at June 30, 2005. The remaining principal and accrued interest balances of $17,022 are included in the accompanying financial statements as “Indebtedness to related parties”.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of June 30, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at June 30, 2005 for the auto allowance totaled $16,800, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

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

SIGNATURE LEISURE, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

During April 2005, the sole officer and director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the sole officer and director’s accrued bonus.

As of June 30, 2005, accrued salaries and bonuses of the sole officer and director totaled $125,000 and $225,000, respectively. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Contributed rent and services

In December 2004, Renovo Holdings, an affiliate under common control, began contributing office space to the Company on a month-to-month basis. During the six months ended June 30, 2005, the affiliate contributed office space valued at $1,694 based on the affiliate’s rent payments and the percentage of office space utilized by the Company.

Note 3: Vehicle Floor Plans

The Company has established two $50,000 floor plans of which all $100,000 was unused at June 30, 2005. These credit lines are approved for financing pre-owned vehicle inventory purchases. One line carries a 4.50% interest rate and the second carries a variable interest rate equal to 3.00% over the prime rate. Advances under the floor plans are payable within 30 days of disbursement and are collateralized by the Company’s vehicles inventory and other Company-owned assets.

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

On April 19, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a third promissory note. The note carries an eight percent interest rate and matures on December 31, 2005.

Accrued interest on these notes payable is $2,091 at June 30, 2005.

Note 5 – Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 6 – Shareholders’ Deficit

Reverse stock split

On January 18, 2005, the Company’s sole director and shareholders approved a 40:1 reverse split of its $.0001 par value common stock. The split was declared effective as of February 4, 2005. The effect of the reverse stock split has been retroactively applied to all disclosures in the accompanying condensed consolidated financial statements.

Common stock

Between January 1 and June 30, 2005, the Company issued 56,575,000 shares of its common stock to consultants and officers in exchange for legal and consulting services, commitment fees, and officer compensation. The transactions issued were recorded based on the fair value of the services provided, ranging from $.02 to $1.00 per share. Stock-based compensation expense of $568,925 has been recognized in the accompanying condensed consolidated financial statements.

SIGNATURE LEISURE, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. No shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

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

The website and contact list are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the six months ended June 30, 2005 totaled $2,500. Estimated aggregate amortization in future years is as follows:

Year ended December 31,
2005	$5,833
2006	6,667
2007	6,667
2008	833

Total	$20,000

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2005

The Company reports a net loss of $896,421 for the 6-months ended June 30, 2005 or a $0.04 loss per share; versus a net loss of $559,652 for the 6-months ended June 30, 2004 or a $0.50 loss per share.

The net loss for the 6-months ended June 30, 2005 of $896,421 is comprised of loss from operations of $893,962; plus interest expense of $2,459. Primary contributors to loss from operations for the period included stock-based compensation for other business consulting of $469,925 and general and administrative expenses of $338,922. The comparative net loss for the 6-months ended June 30, 2004 of $559,652 is comprised of loss from operations of $558,523 and interest expenses of $1,129. The increase in net loss is primarily due to significant increases in stock based compensation of $244,825; and an increase in general and administrative expenses of $115,093 for the 6-month period ending June 30, 2005 as compared to the period ending June 30, 2004.

Revenues during this period were $23,784 vs. $176,047 for the comparative prior period. Results of Operations for the Three-Months Ended June 30, 2005

The Company reports a net loss of $302,719 for the 3-months ended June 30, 2005 or a $0.01 loss per share; versus a net loss of $153,523 for the 3-months ended June 30, 2004 or a $0.13 loss per share.

The net loss for the 3-months ended June 30, 2005 of $302,719 is primarily comprised of loss from operations of $301,204. The comparative net loss for the 3-months ended June 30, 2004 of $153,523 is also primarily comprised of loss from operations of $152,492. The increase in net loss is primarily due to significant increases in stock based compensation of for the 3-month period ending June 30, 2005 as compared to the period ending June 30, 2004. Revenues during this period were $16,469 vs. $115,275 for the comparative prior period.

Liquidity and Capital Resources

During the 6-months ended June 30, 2005 the Company's cash position decreased by $1,738. Net cash used in operating activities totaled $43,744; net cash used for investing activities was $1,994 for the purchase of equipment; and, $44,000 was provided through financing activities through proceeds of $40,000 from the issuance of a note payable, and $4,000 from related party advances.

During the 6-months ended June 30, 2004 the Company's cash position decreased by $84,309. Net cash used in operating activities totaled $122,519; and, $38,210 was provided through financing activities from issuance of a note payable and from related party advances.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive substantial performance-based bonuses. As of June 30, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at June 30, 2005 for the auto allowance totaled $16,800.

During April 2005, the sole officer and director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the sole officer and director’s accrued bonus.

As of June 30, 2005, accrued salaries and bonuses of the sole officer and director totaled $125,000 and $225,000, respectively.

SIGNATURE LEISURE, INC.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. No shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

Notes Payable

On December 2, 2004, the Company received proceeds of $25,000 from Katalyst Capital Group, Ltd. (“Katalyst”), an unrelated third party, in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. On February 9, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a second promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. On April 19, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a third promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest on these notes payable is $2,091 at June 30, 2005.

During 2004, a shareholder and advisor (Mr. Edward Miers) loaned the Company $28,210 in exchange for a promissory note. The note carries an eight percent interest rate and matured on December 31, 2004. The note is currently in default. The Company has repaid $13,275 toward the note as of June 30, 2005. Accrued interest expense on the note totaled $2,087 at June 30, 2005. The remaining principal and accrued interest balances of $17,022 are included in the accompanying financial statements as “Indebtedness to related parties”.

Periodically Mr. Carnes, our sole officer and director, will advance cash to the company to pay expenses for operations. These cash advances total $47,078 and are included in the accompanying financial statements as “Indebtedness to related parties”.

These notes represent significant obligations beyond our current available assets, some amounts from these outstanding notes are due and if demands are made by the holder could have a negative impact on our financial condition and our Stockholders.

SIGNATURE LEISURE, INC.

Management Plan of Operations

The current business of Signature Leisure, Inc. includes the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company and Signature Auto, an independent dealer in motor vehicles. Our focus of operations for the next 12-month period will be develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. expects to use profits from operations to maintain and grow each business segment and will continue efforts to raise additional capital to generate expanded operations.

The Company shares office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751, which is presently being provided to us at no cost by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. The facility is approximately 3,600 sq. ft.

Signature Auto

Subsequent to the period ended June 30, 2005, we restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of the operation is somewhat limited due to available capital, which consists of a $35,000 loan from an officer of the company, in addition to available credit lines previously established from MAFS and AFC.

Parker Productions

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company Revenues from services for the three month period ended June 30, 2005 were $16,469 and the related costs of contracted services were $3,535 or approximately 21% of revenue.

Presently the company is providing customers with two basic forms of service. The first type of service is providing staff (models) for area conventions. Such type of services would include providing staff members to assist in managing the company's booth at a convention. The staff member would assist the client with visitors to the client's booth.

The second form of service is in the form of beverage promotions. Such promotions take place in area bars, in which Parker staff assist the client to gain product awareness from the bar patrons.

The Company continues to work on building its list of clients.

E Cubed Technologies

Signature Leisure intends to build a full service IT, network/server, and computer services firm. We are focused on building a consulting-oriented VAR (Value Added Reseller) and intend to emphasize service and support to differentiate our company from more price-oriented national chains and enterprise focused service firms." The Company will provide both computer and network software and hardware products and services to make them useful to small businesses. The systems include both PC-based LAN systems and server-based systems. The Company's services will include design and installation of network systems, training, support, and administration. Subsequent to the period ended June 30, 2005, E Cubed Technologies started business operations in the greater Orlando, Florida area. Working with a small mortgage lender, we provided new hardware and software as well as a complete infrastructure (network switches, wiring, etc.) including; installation and implementation and configuration of new user workstations for the entire staff as well as a new server machine running MS Windows Small Business Server 2003. At fabric retailer we replaced replacing antiquated computer hardware with new as well as data migration and training.

We have completed the requirements and obligations to represent both Dell computer hardware and software products and DocStar, one of the leading document imaging solution builders.

SIGNATURE LEISURE, INC.

Consultants/Employees

Signature Leisure currently utilizes six consultant/employees, in addition to our sole officer and director Mr. Carnes, for operations in our business segments. Additional services required for our operations are provided by subcontractors engaged as required.

Signature Leisure, Inc. (Parent)
- Cynthia Wainwright, Administrative Assistant
- Evan Weybright, V.P. Operations
- Andrea Espinoza, Operations Assistant
- Ed Miers, Special Advisor

Parker Productions (event staffing)
- Matt Lettau, Operations Coordinator
- Evan Weybright, Operations Coordinator
- Andrea Espinoza, Operations Coordinator

Signature Auto (auto sales)
- Joe Barrett, Operations Manager
- Matt Lettau, Operations Coordinator

E Cubed Technologies (information technology services)
- Evan Weybright, Operations Director
- Matt Lettau, Sales Director

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

SIGNATURE LEISURE, INC.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the period ending June 30, 2005.

During April 2005, the sole officer and director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the sole officer and director’s accrued bonus.

On the date of issuance, the Company’s common stock had a traded market value of approximately $.03. The Company’s sole officer and director valued the stock issuance at $.015 per share (a 50 percent discount from the traded market value).

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

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2005.
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
10.1	Notes Payable “Katalyst”
10.2	Note Payable “Miers”
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K
None, for the period ending June 30, 2005.

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: August 24, 2005	By: /s/ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer