Form 10QSB
period 2005-09-30
SIGNATURE LEISURE INC
filed 2005-11-18
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
	COMMISSION FILE NUMBER:	000-49600

SIGNATURE LEISURE, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	50-0012983

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Candace Drive, Suite 100
Maitland, Florida 32751

(Address of principal executive offices)

(407) 599-2886

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]	Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2005: 80,449,864 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC.

SIGNATURE LEISURE, INC. Condensed Consolidated Balance Sheet September 30, 2005 (Unaudited)

Assets

Current assets:
Cash	$13,737
Inventory	36,107

Total current assets	49,844

Equipment, net	3,458

Intangible assets (Note 7):
Website, net	7,917
Contact list, net	7,917

Total assets	$69,136

Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable	$14,500
Accrued liabilities	2,276
Indebtedness to related parties (Notes 2 and 4)	596,760
Notes payable (Note 4)	65,000
Accrued interest payable (Notes 2 and 4)	5,777

Total current liabilities	684,313

Shareholders' deficit (Note 6):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
80,449,864 shares issued and outstanding	8,045
Additional paid-in capital	3,901,036
Retained deficit	(4,524,258)

Total shareholders' deficit	(615,177)

Total liabilities and shareholders’ deficit	$69,136

See accompanying notes to condensed consolidated financial statements.

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Vehicle sales	$ 23,575	$15,402	$ 23,575	$191,449
Event service revenues	3,186	-	26,970	-
Information services revenues	912	-	912	-

Total revenue	27,673	15,402	51,457	191,449

Operating expenses:
Cost of sales:
Vehicles	21,480	12,801	21,480	199,442
Event services	7,531	-	15,736	-
Information services	692	-	692	-

Stock based compensation (Note 6):
Legal services	-	-	84,000	324,100
Other business consulting	155,214	-	625,139	-
Commitment fee	-	-	15,000	-
Contributed rent (Note 2)	-	-	1,694	-
General and administrative	123,545	83,546	462,467	307,375

Operating expenses	308,462	96,347	1,226,208	830,917

Operating loss	(280,789)	(80.945)	(1,174,751)	(639,468)

Interest expense:	(1,599)	(564)	(4,058)	(1,693)

Loss before income taxes	(282,388)	(81,509)	(1,178,809)	(641,161)

Provision for income taxes (Note 5)	-	-	-	-

Net loss	$ (282.388)	$(81,509)	$ (1,178,809)	$(641,161)

Weighted average loss per share:
Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.02)	$(0.01)

Weighted average number of shares
of common shares outstanding	71,106,080	46,565,190	47,518,148	45,530,079

See accompanying notes to condensed consolidated financial statements.

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Changes in Shareholder’s Deficit (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, January 1, 2005	10,439,164	$1,044	$2,574,204	$(3,345,449)	$(770,201)

Common stock issued in exchange for
legal and consulting services,
and commitment fees (Note 6)	30,010,700	3,001	729,138		732,139
Officer compensation (Notes 2 and 6)	40,000,000	4,000	596,000		600,000
Office space contributed by an affiliate (Note 2)	-	-	1,694		1,694
Net loss				(1,178,809)	(1,178,809)

Balance, September 30, 2005	80,449,864	$8,045	$3,901,036	$(4,524,258)	$(615,177)

See accompanying notes to condensed consolidated financial statements.

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	September 30,
	2005	2004

Net cash used in operating activities	$(84,551)	$(118,901)

Cash flows from investing activities:
Purchase of equipment	(3,823)	-

Net cash used in investing activities	(3,823)	-

Cash flows from financing activities:
Proceeds from issuance of note payable (Note 4)	40,000	-
Proceeds from related party advances (Note 2)	51,362	10,000
Repayment of related party advances	-	(5,857)
Proceeds from notes issued to related party (Note 2)	-	28,210

Net cash provided by financing activities	91,362	32,353

Net increase (decrease) in cash	2,988	(86,548)

Cash at beginning of period	10,749	101,513

Cash at end of period	$13,737	$14,965

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$565

Income taxes	$-	$-

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

In February 2005, the Company incorporated a wholly owned subsidiary, Parker Productions, Inc. (see Note 7). In July 2005, the Company incorporated a wholly owned subsidiary, E Cubed Technologies, Inc. (see Note 8).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the activities of Signature Leisure, Inc. and its wholly owned subsidiaries, Parker Productions, Inc and E Cubed Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Related Party Transactions

Working capital advances

As of December 31, 2004, the Company owed its sole officer and director $28,033 for working capital advances and expenses paid on behalf of the Company. The obligation does not carry an interest rate and is due on demand. During the nine months ended September 30, 2005, the sole officer and director advanced the Company $51,362 and paid expenses on behalf of the Company totaling $41,725. As of September 30, 2005, the balance owed the sole officer and director of $121,120 is included in the accompanying financial statements as “Indebtedness to related parties”.

Note payable

During 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note bearing an eight percent interest rate. The note matured on December 31, 2004 and was in default until September 22, 2005 when the maturity date was extended until April 1, 2006. The Company has repaid $13,275 toward the note as of September 30, 2005. Accrued interest expense on the note totaled $2,387 at September 30, 2005. The remaining principal and accrued interest balances of $17,322 are included in the accompanying financial statements as “Indebtedness to related parties”.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of September 30, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at September 30, 2005 for the auto allowance totaled $18,900, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

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

SIGNATURE LEISURE, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2005, accrued salaries and bonuses of the sole officer and director totaled $125,000 and $225,000, respectively. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Contributed rent and services

In December 2004, Renovo Holdings, an affiliate under common control, began contributing office space to the Company on a month-to-month basis. During the nine months ended September 30, 2005, the affiliate contributed office space valued at $1,694 based on the affiliate’s rent payments and the percentage of office space utilized by the Company.

Note 3: Vehicle Floor Plans

The Company has established two $50,000 floor plans. No amounts were outstanding at September 30, 2005. These credit lines are approved for financing pre-owned vehicle inventory purchases. One line carries a 4.50% interest rate and the second carries a variable interest rate equal to 3.00% over the prime rate. Advances under the floor plans are payable within 30 days of disbursement and are collateralized by the Company’s vehicle inventory and other Company-owned assets.

Note 4 – Note Payable

On December 2, 2004, the Company received proceeds of $25,000 from Katalyst Capital Group, Ltd. (“Katalyst”), an unrelated third party, in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2005.

On February 9, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a second promissory note The note carries an eight percent interest rate and matures on December 31, 2005.

On April 19, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a third promissory note. The note carries an eight percent interest rate and matures on December 31, 2005.

Accrued interest on these notes payable is $3,390 at September 30, 2005.

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

Common stock

Between January 1 and September, 2005, the Company issued 70,010,700 shares of its common stock to consultants and officers in exchange for legal and consulting services, commitment fees, and officer compensation. The transactions were recorded based on the fair value of the services provided, ranging from $.001 to $1.00 per share. Stock-based compensation expense of $724,139 has been recognized in the accompanying condensed consolidated financial statements. Accounts payable was reduced by $8,000 based on common stock issued for services rendered.

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

The website and contact list are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the nine months ended September 30, 2005 totaled $4,166. Estimated aggregate amortization in future years is as follows:

Year ended December 31,
2005	$5,833
2006	6,667
2007	6,667
2008	833

Total	$20,000

Note 8: Formation of E Cubed Technologies, Inc.

In July 2005, E Cubed Technologies, Inc. (“E Cubed”) was formed to assume the existing information technology consulting operations of Signature. Additionally, E Cubed is an authorized dealer for a company that provides a document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2005

The Company reports a net loss of $1,178,809 for the 9-months ended September 30, 2005 or a $0.02 loss per share; versus a net loss of $641,161 for the 9-months ended September 30, 2004 or a $0.01 loss per share.

The net loss for the 9-months ended September 30, 2005 of $1,178,809 is comprised of loss from operations of $1,174,751; plus interest expense of $4,058. Primary contributors to loss from operations for the period included stock-based compensation for other business consulting of $625,139 and general and administrative expenses of $462,467. The comparative net loss for the 9-months ended September 30, 2004 of $641,161 is comprised of loss from operations of $639,468 and interest expenses of $1,693. The increase in net loss is primarily due to significant increases in stock based compensation of $400,039; and an increase in general and administrative expenses of $155,092 for the 9-month period ending September 30, 2005 as compared to the period ending September 30, 2004. Revenues during this period were $51,457 vs. $191,449 for the comparative prior period.

Results of Operations for the Three-Months Ended September 30, 2005

The Company reports a net loss of $282,388 for the 3-months ended September 30, 2005 or a $0.00 loss per share; versus a net loss of $81,509 for the 3-months ended September 30, 2004 or a $0.00 loss per share.

The net loss for the 3-months ended September 30, 2005 of $282,388 is primarily comprised of loss from operations of $280,789. The comparative net loss for the 3-months ended September 30, 2004 of $81,509 is also primarily comprised of loss from operations of $80,945. The increase in net loss is primarily due to significant increases in stock based compensation of for the 3-month period ending September 30, 2005 as compared to the period ending September 30, 2004.

Revenues during this period were $27,673 vs. $15,402 for the comparative prior period.

Liquidity and Capital Resources

During the 9-months ended September 30, 2005 the Company's cash position increased by $2,988. Net cash used in operating activities totaled $84,551; net cash used for investing activities was $3,823 for the purchase of equipment; and, $91,362 was provided through financing activities through proceeds of $40,000 from the issuance of a note payable, and $51,362 from related party advances.

During the 9-months ended September 30, 2004 the Company's cash position decreased by $86,548. Net cash used in operating activities totaled $118,901; and, $32,353 was provided through financing activities.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive substantial performance-based bonuses. As of September 30, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at September 30, 2005 for the auto allowance totaled $18,900.

During April 2005, the sole officer and director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the sole officer and director’s accrued bonus.

As of September 30, 2005, accrued salaries and bonuses of the sole officer and director totaled $125,000 and $225,000, respectively.

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

Notes Payable

On December 2, 2004, the Company received proceeds of $25,000 from Katalyst Capital Group, Ltd. (“Katalyst”), an unrelated third party, in exchange for a promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. On February 9, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a second promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. On April 19, 2005, Katalyst advanced the Company an additional $20,000 in exchange for a third promissory note. The note carries an eight percent interest rate and matures on December 31, 2005. Accrued interest on these notes payable is $3,390 at September 30, 2005.

During 2004, a shareholder and advisor (Mr. Edward Miers) loaned the Company $28,210 in exchange for a promissory note bearing an eight percent interest rate. The note matured on December 31, 2004 and was in default until September 22, 2005 when the maturity date was extended until April 1, 2006. The Company has repaid $13,275 toward the note as of September 30, 2005. Accrued interest expense on the note totaled $2,387 at September 30, 2005. The remaining principal and accrued interest balances of $17,322 are included in the accompanying financial statements as “Indebtedness to related parties”.

Periodically Mr. Carnes, our sole officer and director, will advance cash to the company to pay expenses for operations. As of December 31, 2004, the Company owed its sole officer and director $28,033 for working capital advances and expenses paid on behalf of the Company. The obligation does not carry an interest rate and is due on demand. During the nine months ended September 30, 2005, the sole officer and director advanced the Company $51,362 and paid expenses on behalf of the Company totaling $41,725. As of September 30, 2005, the balance owed the sole officer and director of $121,120 is included in the accompanying financial statements as “Indebtedness to related parties”.

These notes represent significant obligations beyond our current available assets, some amounts from these outstanding notes are due and if demands are made by the holder could have a negative impact on our financial condition and our Stockholders.

Sole Officer Director

Signature leisure, Inc. has a sole officer and director, Mr. Stephen Carnes. Mr. Carnes also holds a majority of the outstanding equity of the company. As of September 30, 2005, the company had 80,449,864 shares of our $0.001 par value common stock issued and outstanding. As of September 30, 2005, Mr. Carnes held 48,041,999 common shares or approximately 59.7% of the outstanding equity.

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

Signature Auto

During the period ended September 30, 2005, we restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of the operation is somewhat limited due to available capital, which consists of a $35,000 loan from an officer of the company, in addition to the two $50,000 floor plan credit lines previously established from MAFS and AFC. No amounts were outstanding on the two credit lines at September 30, 2005. Revenues from auto sales for the three month period ended September 30, 2005 were $23,575 and the related costs of auto sales were $21,480 or approximately 90% of revenue.

Parker Productions

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Revenues from services for the three month period ended September 30, 2005 were $3,186 and the related costs of contracted services were $7,531 or approximately 236% of revenue. The some costs for contracted services related to revenues from services in the prior period. Revenues for the Nine month period were $26,970 and costs were $15,736 representing 58% of revenue.

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

E Cubed Technologies

Signature Leisure intends to build a full service IT, network/server, and computer services firm. We are focused on building a consulting-oriented VAR (Value Added Reseller) and intend to emphasize service and support to differentiate our company from more price-oriented national chains and enterprise focused service firms." The Company will provide both computer and network software and hardware products and services to make them useful to small businesses. The systems include both PC-based LAN systems and server-based systems. The Company's services will include design and installation of network systems, training, support, and administration. During to the period ended September 30, 2005, E Cubed Technologies started business operations in the greater Orlando, Florida area. We currently represent both Dell computer hardware and software products and DocStar, one of the leading document imaging solution builders. DocSTAR, which is a product of AuthentiDate, Inc., provides clients with a document imaging and retrieval solution. DocSTAR (Document Storage and Retrieval) offers software products for the document imaging industry with a suite of software solutions that securely scans, stores and retrieves documents.

Revenues from sales and services for the three month period ended September 30, 2005 were $912 and the related costs were $692 or approximately 76% of revenue.

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

Item 1. Legal Proceedings

None, for the period ending September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005 Signature Leisure made no unregistered sales of equity Securities.

Other Equity Activity

During the three month period ended September 30 2005, we have issued 4,500,000 shares of our $0.001 par value common stock to Andra Espinoza as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $46,500.

During the three month period ended September 30 2005, we have issued 2,500,000 shares of our $0.001 par value common stock to Evan Weybright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $21,500.

During the three month period ended September 30 2005, we have issued 2,500,000 shares of our $0.001 par value common stock to Cynthia Wainwright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $21,500.

During the three month period ended September 30 2005, we have issued 1,200,000 shares of our $0.001 par value common stock to Matt Lettau as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003 and valued at $24,000.

During the three month period ended September 30 2005, we have issued 835,700 shares of our $0.001 par value common stock to Joe Barrett as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003 and valued at $11,214.

During the three month period ended September 30 2005, we have issued 3,000,000 shares of our $0.001 par value common stock to Edward Miers as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003 and valued at $46,000.

During the three month period ended September 30 2005, we have issued 400,000 shares of our $0.001 par value common stock to as payment for accrued legal fees. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on August 26, 2003 and valued at $8,000.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	0	$0.0	18,545,550
not approved by shareholders(1)(2)

Total	0	$ 0.0	18,545,550
(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.
(2) Consists of shares of our common stock registered on form S-8, as amended, filed April 27, 2005.

SIGNATURE LEISURE, INC.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2005.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K
September 22, 2005
Signature Leisure, Inc. filed a Report on Form 8-K with the Securities and Exchange Commission;
re: Press Release – Signature Leisure Announces New Subsidiary E Cubed Technologies, Inc.

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: November 17, 2005	By:	/s/ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer