Form 10KSB
period 2005-12-31
SIGNATURE LEISURE INC
filed 2006-04-04
CIK 1135194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 000-49600

SIGNATURE LEISURE, INC.

(Exact name of small business issuer as specified in its charter)

     100 Candace Drive, Suite 100 Maitland, Florida 32751 (407) 599-2886

Address of Principal Executive Offices

Colorado	50-0012982

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[ ] Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [ X] NO

Issuer's revenues for its most recent fiscal year: $101,632

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $.14 at March 28, 2006 is $7,345,568.71

The number of shares outstanding of the Registrant's common stock as of December 31, 2005 was 100,138,265 The number of shares outstanding of the Registrant's preferred stock is -0-

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Signature Leisure, Inc.

Table of Contents
Description of Business	3
Description of Property	8
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	8
Market for Common Equity and Related Stockholder Matters	8
Recent Sales of Unregistered Securities	10
Management's Discussion and Analysis or Plan of Operations	11
Financial Statements	16
Changes In / Disagreements with Accountants	33
Controls and Procedures	33
Other Information	33
Directors, Executive Officers, Promoters and Control Persons	33
Section 16(a) Beneficial Ownership Reporting Compliance	35
Code of Ethics	35
Executive Compensation	35
Security Ownership of Certain Beneficial Owners and Management	38
Certain Relationships and Related Transactions	38
Exhibits and Reports on Form 8-K	39
Index to Exhibits and Reports	40
Principal Accountant Fees and Services	41
Signatures	42

II

Signature Leisure, Inc. Annual Report

Description of Business

Overview

Signature Leisure, Inc. was incorporated in the State of Colorado on March 15, 2000 as JDLPhotos.com, Inc. Through January 20, 2003, JDLPhotos.com, Inc. was located in Longmont, Colorado and was a retailer of matted and framed photographs. Due to the continuing losses from operations and the increasing expense related to the public entity, a new management and business opportunities were sought. On January 20, 2003, the Company underwent a change of control, and as a result of this change in control, the Company became a public shell.

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

In February 2004, Signature Leisure completed the registration process to become buyers and sellers of vehicles at five Central Florida vehicle auction facilities. The Company received a license from the State of Florida’s Department of Highway Safety and Motor Vehicles to operate as an independent dealer in motor vehicles. Signature Leisure, Inc., d.b.a. Signature Auto operated this pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789. Signature Leisure, Inc., d.b.a. Signature Auto sold it’s first six vehicles during the week of March 8th, 2004. The Hurricanes that hit Central Florida in August and September 2004 severely damaged the Company’s offices and auto sales facility located at 1111 N. Orlando Ave, Winter Park, FL 32789 to a level of destruction that the Company and the facility's landlord agreed to have the lease terminate early, ending on September 30, 2004. Subsequently, the Company relocated to office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751, which is presently being provided to us at no cost by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc.

On February 15, 2005, Signature Leisure, Inc. acquired certain assets from Parker Productions, a sole proprietorship operating in the State of Florida. Parker productions operations consisted of modeling and event staffing services. During February 2005, Signature Leisure incorporated a new company with the name Parker Productions, Inc. as a wholly-owned subsidiary of Signature Leisure. Following Signature Leisure's acquisition of Parker Production's assets, Signature Leisure placed the assets in Parker Productions, Inc.

On July 21, 2005 Signature Leisure, Inc. formally incorporated E Cubed Technologies, Inc. in the state of Florida in order to better organize and market its network and technology services offerings. E Cubed Technologies, Inc. is an authorized dealer for DocSTAR, a document imaging solutions company.

On July 23, 2005 Signature Leisure, doing business as Signature Auto, began rebuilding the inventory of motor vehicles to offer for sale as wholesale and retail product.

Business of Issuer

The current business of Signature Leisure, Inc. includes the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company and Signature Auto, an independent dealer in motor vehicles.

Signature Leisure, Inc. Annual Report

The focus of operations for the next 12-month period will be the operations of E Cubed Technologies, Parker Productions and Signature auto as a currently functioning operating units expected to generate revenues. Signature Leisure, Inc. expects to use profits from each operating units' operations to maintain and grow the operations of each operating unit. Management has begun rebuilding the auto sales business; however additional working capital will be required in order to expand operations of auto sales. Parker Productions operations are being developed as a modeling and event staffing business. The individual models and staff that we provide to our clients operate as independent contractors. E Cubed Technologies operations are being developed as a network and technologies service company. Presently, sales revenues from the operations of all three operating units are very limited, though we continue to work on building the list of clients for all three operating units.

Signature Auto

We restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of the operation is somewhat limited due to available capital, which consists of a $35,000 loan from our sole officer and director of the company. Our management desires to have the dealership achieve growth to a level of possessing $250,000 in company owned inventory (as opposed to financed inventory). In order to achieve this goal, we will need to have access to adequate funding. We closed our previously established floor plan credit lines. No outstanding balances remain on the credit lines. We currently have the ability to purchase only one or two vehicles for inventory and once sold may not be able to purchase replacements until the transactions have cleared which could take 10 days or more. As of March 2006, we had two vehicles in inventory which were recently sold.

E Cubed Technologies, Inc.

Signature Leisure intends to build a full service IT, network/server, and computer services firm. We are focused on building a consulting-oriented VAR (Value Added Reseller) and intend to emphasize service and support to differentiate our company from more price-oriented national chains and enterprise focused service firms." The Company will provide both computer and network software and hardware products and services to make them useful to small businesses. The systems include both PC-based LAN systems and server-based systems. The Company's services will include design and installation of network systems, training, support, and administration. E Cubed Technologies has started business operations in the greater Orlando, Florida area. We are an authorized dealer for DocStar, one of the leading document imaging solution builders. DocSTAR, which is a product of AuthentiDate, Inc., provides clients with a document imaging and retrieval solution. DocSTAR (Document Storage and Retrieval) offers software products for the document imaging industry with a suite of software solutions that securely scans, stores and retrieves documents.

DocSTAR is a total document storage and retrieval system which takes paper documents, indexes them and stores them securely for later retrieval by end users either at the host system or a client workstation on the local computer network. After E Cubed Technologies installs a system sold to a client, the client employees are then trained in the usage of DocSTAR’s filing and retrieval process. The clients then use a high speed scanner connected to either the host machine or a computer attached to the organizations computer network designated as a scan station to scan paper documents and file them in the DocSTAR system. The filing process differs for every client, as each of the document types they use will have what is called a template setup for them to more efficiently file the document as ease the retrieval process. The template is simply a set of instructions that have been specified by the client telling the DocSTAR system how to file each document and what information to use when indexing the document. Once retrieved by a client computer, the documents can be faxed emailed, or printed to paper directly from the DocSTAR system.

Signature Leisure, Inc. Annual Report

As per our agreement with DocSTAR, sales staff is to be trained by DocSTAR in a short product application course. Additionally, any representatives servicing DocSTAR must be trained in a more intensive technical course. The agreement specifies the counties of Orange, Seminole, Volusia, Brevard, Lake, and Osceola in the state of Florida as our direct market territories. Clients outside of that area would require us to involve DocSTAR corporate and, in many cases, another DocSTAR partner. The agreement does not prohibit us from selling and servicing other products. The agreement does not have minimum requirement for sales over any period of time. The agreement can be terminated by either party at anytime for any reason. In the event that DocSTAR terminates the agreement we will have a period of twelve months to continue servicing clients owing to the incidental fact that any particular client may have an existing service contract in place with us that may not have yet expired.

E Cubed Technologies is an authorized reseller of Dell products. This means we have the ability to purchase computer and network hardware and software at reseller pricing for resale to our clients. It gives us the ability to access a partner website were we can get customized support, training options and partner only specials.

Parker Productions, Inc.

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company.

Parker Productions generates revenues by contracting models and event staff for client companies and organizations to utilize for special events and promotions. Some projects get billed as a flat fee for the entire promotional project; however, the majority is single event contracts which we charge the client a premium rate per hour for the contracted staff.

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

Competitive Business Conditions

Signature Auto - Car Dealership

We operate in a very competitive local market. Within the pre-owned vehicle sales marketplace there are three distinct categories of dealerships. The first is the franchise dealer, which is a dealership that sells pre-owned vehicles in addition to new cars and the business is operated under a franchise from a major manufacturer such as Chrysler, Ford, Chevrolet, Toyota or Nissan. The second category is that of the major regional or nationwide pre-owned vehicle dealer, such as a Carmax as well as Budget Auto Sales. The third category is the independent retailer, which typically consists of a single location, and it is within this third category that we compete. Our competitors include such dealerships as Contemporary Cars Incorporated and MacKey Auto Broker, both local and independently pre-owned dealers.

This is a highly competitive business, and we expect competition to increase in the future. Increased competition could result in:

  price reductions, decreased revenue and lower profit margins;
  inability to gain market share;
  loss of market share once, and if gained; and
  increased marketing expenditures.

Signature Leisure, Inc. Annual Report

Parker Productions - Modeling and Event Staffing Business

The modeling and event staffing business is another industry characterized by intense competition. Our main competition in the region is Axis Talent and Promotions. Competition is intense and we expect it to increase. Increased competition could result in:

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

E Cubed Technologies - Networked Technology Services

E Cubed Technologies focuses on maintaining evaluating our clients and helping them to acquire, configure, and maintain systems that we believe make sense in their business environments. We also target clients in vertical markets which have been identified, either through direct experience or survey data, as ideal candidates for such services and products. The competitors for E Cubed Technologies include: hardware focused dealers; storefront computer resellers, chain stores and computer super stores which include major chains such as CompUSA and Best Buy. Our average competitor has more than 10,000 square feet of space and usually offers walk-in service.

Marketing

Signature Auto

No formal direct marketing program has been initiated by the Company. The Company does not intend to spend resources to purchase customer lists.

E Cubed

Matt Lettau, our operations coordinator, performs cold call prospecting of potential clients in our general geographic area. No advertising campaigns are anticipated or planned.

The target customer is a small business with five to twenty-five employees using network and computer based applications. We believe that this type of entity will generally have a small number of decision makers and are very cost and customer service conscious. We believe that the particular advantage of this customer is the fact that most small business owners and decision makers know and align themselves with other small business owners and decision makers. We believe that this presents us with an ideal scenario for word of mouth marketing. We will focus most of our marketing efforts on personal contacts and leads generated through one of various sources which we believe will pre-qualify clients, have a general understanding of the needs and products, and be able to make a direct reference and introduction for us to the client, usually through an existing business relationship in another arena.

Parker Productions

Parker Productions utilizes a continually adaptive sales and marketing model to attract clients from the highest potential income segments. An attractive, flexible, and client goal tailored program allows us to market ourselves to any business category in any area.

We currently focus on businesses, whose needs generally match our offerings, outlining several benefits to potential clients including fiscal and time efficiencies as well as more effective exposure and campaign results

Signature Leisure, Inc. Annual Report

We believe clients rarely compare promotional groups directly, looking for two, or more, possible providers of a proposed project or job. We believe they typically follow word-of-mouth recommendations, rather than selecting from a menu of possible providers.

To increase list of clients, Parker Productions manages a lead generation program. This lead generation program is maintained by Evan Weybright, Vice President of Operations, through a network that consists of referrals to Parker Productions made by the Orlando Convention and Visitors Bureau.

Government Regulation

Other than the local licensing and registration requirements of our Auto dealership segment, we are not aware of any specific government regulations that we need to comply with in order to operate our businesses.

Consultants/Employees

Signature Leisure currently utilizes five consultant/employees, in addition to our sole officer and director Mr. Carnes, for operations in our business segments. Additional services required for our operations are provided by subcontractors engaged as required.

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
- Matt Lettau, Sales Director

Ed Miers assists us with corporate strategy and evaluation. Additionally, Mr. Miers provides consulting services for Signature Auto's operations. Matt Lettau assists with both sales and operations for all three business units. Andra Espinoza assists us with corporate strategy and evaluation.

Parker Productions, Inc. maintains a large list of independent contractors for use at tradeshows and promotional events, these contractors used on a random basis wholly dependent upon client need. All independent contractors are contracted on an "as needed" basis.

Signature Leisure, Inc. Annual Report

Description of Property

Signature Leisure, Inc. has office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751. These facilities are presently being provided to Signature Leisure, Inc. by Renovo Holdings. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. The facility is approximately 3,600 sq. ft. Currently, we lease this office space on a lease expiring October 31, 2005 for $3,049.50 per month. Management believes these facilities are sufficient for our current operations.

Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the fiscal year ending December 31, 2005.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Market for Common Equity and Related Stockholder Matters

On January 18, 2005, our sole director and shareholders approved a 40:1 reverse split of its $.0001 par value common stock. The split was declared effective as of February 4, 2005. The effect of the reverse stock split has been retroactively applied to all disclosures in this Form 10KSB and the accompanying consolidated financial statements. Signature Leisure, Inc. common stock is listed on the NASDAQ Bulletin Board under the symbol “SGLS”. Previously, the common stock was listed under the symbol “VLDE” (effective February 14, 2003). Prior to that, the common stock was listed under the symbol “JDLP” (effective May 24, 2002). The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR 2004	High Bid	Low Bid

Quarter Ended March 31, 2004	$0.060	$0.014
Quarter Ended June 30, 2004	$0.018	$0.005
Quarter Ended September 30, 2004	$0.006	$0.002
Quarter Ended December 31, 2004	$0.017	$0.002
YEAR 2005	High Bid	Low Bid

Quarter Ended March 31, 2005	$0.175	$0.055
Quarter Ended June 30, 2005	$0.065	$0.027
Quarter Ended September 30, 2005	$0.053	$0.013
Quarter Ended December 31, 2005	$0.144	$0.015
YEAR 2006	High Bid	Low Bid

January 1, 2006 thru January 18, 2006	$0.112	$0.063

Holders

Signature Leisure, Inc. had 100,138,265 shares of common stock issued and outstanding as of December 31, 2005.
Signature Leisure, Inc.’s shares of outstanding common stock are held by approximately 50 shareholders of record and an undetermined number of holders in street name.
Signature Leisure, Inc. has currently 0 shares of preferred stock issued and outstanding.

Signature Leisure, Inc. Annual Report

Dividend Policy

Signature Leisure, Inc. has not paid a cash dividend on its common stock in the past two fiscal years. There are no restrictions on the common stock or otherwise that limit the ability of us to pay cash dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends if and when declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the shareholders. Generally, we are not able to pay dividends if after payment of the dividends, we would be unable to pay our liabilities as they become due or if the value of our assets, after payment of the liabilities, is less than the aggregate of our liabilities and stated capital of all classes. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the implementation of its business plan. The payment of any dividends is at the discretion of the Board of Directors.

Equity Compensation Plan Information

The following table provides information as of January 27, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	0	$ 0.0	20,000,000
not approved by shareholders(1)(2)

Total	0	$ 0.0	20,000,000

(1) Consists of shares of our common stock issued or remaining available for issuance under our Second Amended Signature Leisure Stock
Compensation Plan dated January 24, 2006.
(2) Our Second Amended Signature Leisure Stock Compensation Plan dated January 24, 2006 authorized 20,000,000 common shares and was registered on Form S-8 Effective January 27, 2006. This plan authorizes the board of directors to issue common stock as compensation to employees, advisors and consultants.

Signature Leisure, Inc. Annual Report

Recent Sales of Unregistered Securities

On April 28, 2005, the Company issued 1,000,000 shares of common stock to Katalyst Capital Group Ltd. as payment of $15,000 for a commitment fee. The market price of the Company’s common stock on the transaction date was $0.03 per share with a volume of no shares traded. On December 30, 2005, the Company issued 1,142,851 shares of common stock to Matt Lettau, a consultant, for a total cash sales price of $20,000 resulting in a price of $0.0175 per share. The market price of the Company’s common stock on the transaction date was a low of $0.105, high of $0.146 per share with a volume of 7,683,800 shares traded.

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

All other sales of unregistered equity securities for the twelve month period ended December 31, 2005 were previously disclosed on our prior Form 10QSB reports or our Current reports on Form 8K.

Other Equity Activity

During the three month period ended December 31 2005, we have issued 5,495,000 shares of our $0.001 par value common stock to Andra Espinoza as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $64,672.

During the three month period ended December 31 2005, we have issued 4,000,000 shares of our $0.001 par value common stock to Evan Weybright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $39,250.

During the three month period ended December 31 2005, we have issued 1,000,000 shares of our $0.001 par value common stock to Cynthia Wainwright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $7,750.

During the three month period ended December 31 2005, we have issued 1,200,000 shares of our $0.001 par value common stock to Matt Lettau as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $20,750.

During the three month period ended December 31 2005, we have issued 2,500,000 shares of our $0.001 par value common stock to Joe Barrett as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $20,625.

During the three month period ended December 31 2005, we have issued 2,500,000 shares of our $0.001 par value common stock to Edward Miers as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $19,375.

During the three month period ended December 31 2005, we have issued 350,000 shares of our $0.001 par value common stock to Robert Thomas as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $3,687.

During the three month period ended December 31 2005, we have issued 500,000 shares of our $0.001 par value common stock to Irving Einhorn as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $3,875.

During the three month period ended December 31 2005, we have issued 200,000 shares of our $0.001 par value common stock to July Tomasi as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $1,650.

Signature Leisure, Inc. Annual Report

Management's Discussion and Analysis or Plan of Operations

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

Summary of Operations

The current business of Signature Leisure, Inc. includes the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company and Signature Auto, an independent dealer in motor vehicles. Our focus of operations for the next 12-month period will be develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. intends to use profits from operations to maintain and grow each business segment. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations. To date we have not generated any significant profits from operations in any of our business segments.

Signature Auto

During the quarter ended September 30, 2005, we restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of our auto sales operations is limited due to minimal available capital to purchase inventory. We currently have the ability to purchase only one or two vehicles for inventory and once sold may not be able to purchase replacements until the transactions have cleared which could take 10 days or more. As of March 2006, we had two vehicles in inventory which were recently sold.

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

E Cubed Technologies

Signature Leisure intends to build a full service IT, network/server, and computer services firm. We are focused on building a consulting-oriented VAR (Value Added Reseller) and intend to emphasize service and support to differentiate our company from more price-oriented national chains and enterprise focused service firms.

The Company will provide both computer and network software and hardware products and services to make them useful to small businesses. The systems include both PC-based LAN systems and server-based systems. The Company's services will include design and installation of network systems, training, support, and administration. We are an authorized dealer for DocStar, one of the leading document imaging solution builders. DocSTAR, which is a product of AuthentiDate, Inc., provides clients with a document imaging and retrieval solution. DocSTAR (Document Storage and Retrieval) offers software products for the document imaging industry with a suite of software solutions that securely scans, stores and retrieves documents.

E Cubed Technologies is an authorized reseller of Dell products. This means we have the ability to purchase computer and network hardware and software at reseller pricing for resale to our clients.

Signature Leisure, Inc. Annual Report

Financial Condition and Results of Operations

Results of Operations for the Twelve Month period Ended December 31, 2005

During the fiscal year ending December 31, 2005 the Company had revenues of $101,632 and experienced a net operating loss of $1,619,130. Cost of sales for the period totaled $73,810. General and administrative expenses of $723,102 and stock-based compensation totaling $913,773 were primary contributors to the net operating loss. During the fiscal year ending December 31, 2004 the Company had revenues of $228,867 and experienced a net operating loss of $1,902,537. Cost of sales for the period totaled $232,168. General and administrative expenses of $1,183,019 and stock-based compensation totaling $714,100 were primary contributors to the net operating loss. The significant difference in net operating loss for the fiscal years ending December 31, 2005 and 2004 is primarily due to a significant decrease in general and administrative expenses for the period ending December 31, 2005.

Cost of Services

For the twelve months ended December 31, 2005, the cost of our services was $73,810, as compared to $232,168 for the twelve months ended December 31, 2004. This was a decrease in costs to us of $158,358, primarily based on expenses related to the reduced operations of the auto sales business. We believe our cost of services will increase for the next year if we are able to increase the level of our operations.

Expenses

For the twelve months ended December 31, 2005, our general and administrative expenses were $723,102, as compared to $1,183,019 for the twelve months ended December 31, 2004. Our general and administrative expenses decreased as a result of a reduction of officer’s bonuses. (In 2004, Mr. Carnes received a bonus of $750,000, in 2005 Mr. Carnes received a bonus of $300,000 resulting in an expense reduction of $450, 000)

Net Loss

We incurred a net loss of $1,619,130 for the year ended December 31,2005, compared to a net loss of $1,902,537 for the year ended December 31, 2004.The decreased loss was due primarily to an decrease in administrative expenses primarily related to a decrease in stock based compensation. At December 31, 2005, we had current assets of $70,021 and current liabilities of $942,978, resulting in a working capital deficit of $872,957.

Revenue and Cost by Segment

Signature Auto

Revenues from auto sales for the twelve month period ended December 31, 2005 were $45,182 and the related costs of auto sales were $45,001 or approximately 99% of revenue. Our average sale of a vehicle is $3,800 which consists of vehicles ranging in sale price from $500 to $8,000. We believe that our sales will increase once we have funding available to purchase a larger volume of vehicles. We currently have the ability to purchase only one or two vehicles for inventory and once sold may not be able to purchase replacements until the transactions have cleared which could take 10 days or more. As of March 2006, we had two vehicles in inventory which were recently sold. No formal direct marketing program has been initiated by us. We do not intend to spend resources to purchase customer lists.

Parker Productions

Revenues from services for the twelve month period ended December 31, 2005 were $26,575 and the related costs of contracted services were $16,076 or approximately 60% of revenue.

Signature Leisure, Inc. Annual Report

E Cubed Technologies

Revenues from sales and services for the twelve month period ended December 31, 2005 were $29,206 and the related costs were $12,733 or approximately 44% of revenue.

To increase our client list, Matt Lettau, our operations coordinator, performs cold call prospecting of potential clients in our general geographic area. No advertising campaigns are anticipated or planned.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2005 the Company received $195,859 net cash provided by financing activities primarily from proceeds from loans to related parties. Net cash used in operating activities totaled $147,242. Cash used in investing activities was $23,823. The resultant overall net increase in cash for the period was $24,794; where the beginning balance for the period was $10,749, the resultant balance cash balance at the end of the period was $35,543.

During the fiscal year ending December 31, 2004 the Company received $67,968 net cash provided by financing activities from the issuance of notes payable and officer advances. Net cash used in operating activities totaled $158,732. No cash was used in investing activities. The resultant overall net decrease in cash for the period was $90,764; where the beginning balance for the period was $101,513, the resultant balance cash balance at the end of the period was $10,749.

On January 20, 2005, we entered into an Equity Distribution Agreement with Katalyst Capital Group. Under the Equity Distribution Agreement, Signature Leisure may issue and sell to Katalyst Capital Group common stock for a total purchase price of up to $5,000,000. The purchase price for our shares is equal to 99%, or a 1% discount, of the offering price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $200,000, with no cash advance occurring within five trading days of a prior advance. Katalyst Capital Group received 1,000,000 shares of common stock issued as a one-time commitment fee under the Equity Distribution Agreement on April 28, 2005. Katalyst Capital Group will be paid a fee equal to 1% of each advance, which will be retained by Katalyst Capital Group from each advance. On July 7, 2005, Signature Leisure entered into a Placement Agent Agreement with Spencer - Clarke, a registered broker-dealer. Pursuant to the Placement Agent Agreement, Signature Leisure paid Spencer Clarke $10,000.

Currently, the majority of our operations have been funded through loans and from the issuance of our common stock. We have not generated sufficient revenue to pay for our operations. At December 31, 2005, we had a working capital deficit of $872,957, and at December 31, 2004, we had a working capital deficit of $770,200, which means that we did not have sufficient assets to meet our liabilities. As a result we did not have sufficient revenue to pay our debts as they became due.

Periodically Mr. Carnes, our sole officer and director, will advance cash to Signature Leisure to pay expenses for operations. Mr. Carnes is under no obligation to continue to finance operations.

Cash used in operating activities for the twelve months ended December 31, 2005 was $147,242 compared to $158,723 for the same period a year earlier. The cash used in operating activities was mainly a result of our net loss and operating expenses.

Net cash provided by financing activities was $195,859 for the twelve months ended December 31, 2005 compared to $67,968 in the same period for 2004. The cash provided in 2005 was mainly from the proceeds of notes and the issuance of common stock.

We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

Signature Leisure, Inc. Annual Report

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant losses since inception. During the year ended December 31, 2005 we had a net loss of $1,619,130. Our retained deficit as of December 31, 2005 was $4,964,579. Our total assets for the year ended December 31, 2005 were $87,420. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either the option of debt or equity financing or a combination of both in order to raise sufficient capital in order to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds. At this present time, our only definite plan regarding the pursuit of any form of financing is that of the Equity Distribution Agreement with Katalyst Capital Group, Ltd.

We intend to use the advances under the Equity Distribution Agreement to assist in the offset of our current cash flow difficulties. However, we must first file, and the SEC must declare effective, a registration statement registering the resale of the registrable securities before an advance can be made. Also, if we fail for any reason to repay any of the above loans on a timely basis, then we may have to curtail our business sharply or cease operations altogether.

Signature Leisure, Inc. Annual Report

Notes payable

On December 31, 2005 the company executed a note in favor of its president and sole director for the balance owed on advances to the company totaling $130,386. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During 2005, a shareholder loaned the company $33,507 to pay expenses. The company executed a note in favor of this shareholder on December 31, 2005. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During 2004, Edward Miers, a shareholder loaned the Company $28,210 in exchange for a promissory note bearing an eight percent interest rate. The maturity date was extended until April 1, 2006. The remaining principal balance as of December 31, 2005 was $14,935.

On December 31, 2005, the company executed a note with Katalyst combining prior notes into one in the amount of $69,689, including accrued interest. The note carries an eight percent interest rate and matures on December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Signature Leisure, Inc. Annual Report

Signature Leisure, Inc.
Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	17
Consolidated Financial Statements
Balance Sheet	18
Statements of Operations	19
Statement of Changes In Shareholders’ Deficit	20
Statements of Cash Flows	21
Notes to Consolidated Financial Statements	22 - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: Signature Leisure, Inc.

We have audited the accompanying consolidated balance sheet of Signature Leisure, Inc. as of December 31, 2005, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Leisure, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. Management’s plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3, 5 and 7 to the financial statements, the Company has entered into several transactions with its president and sole director including, but not limited to, the issuance of 47,500,000 shares of the Company’s common stock in exchange for accrued compensation and the approval of $1,050,000 in bonuses under the terms of an employment agreement. Related party transactions are not considered to be arms-length transactions under Generally Accepted Accounting Principles.

Cordovano and Honeck LLP Englewood, Colorado March 24, 2006

SIGNATURE LEISURE, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2005

Assets

Current assets:
Cash	$35,543
Accounts receivable, less allowance for
doubtful accounts of $7,405 (Note 1)	8,117
Inventory (Note 1)	26,361

Total current assets	70,021

Equipment, less accumulated depreciation of $590 (Note 1)	3,233

Intangible assets:
Website (Note 1)	7,083
Contact list (Note 1)	7,083

Total assets	$87,420

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$33,049
Accrued liabilities	10,000
Indebtedness to related parties (Note 3)	824,827
Notes payable (Note 2)	65,000
Accrued interest payable	10,102

Total current liabilities	942,978

Shareholders’ deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
100,138,265 shares issued and outstanding	10,014
Additional paid-in capital	4,099,007
Retained deficit	(4,964,579)

Total shareholders’ deficit	(855,558)

Total liabilities and shareholders’ deficit	$87,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004

Revenues
Vehicle sales	$45,182	$228,867
Service revenues	56,450	-

Total revenue	101,632	228,867

Operating expenses:
Cost of sales:
Vehicles	45,001	232,168
Contract services	28,809	-
Stock-based compensation (Note 5):
Legal services	95,875	40,000
Other business consulting	802,898	674,100
Commitment fee	15,000	-
Contributed rent (Note 7)	1,694	424
General and administrative	723,102	1,183,019

Total operating expenses	1,712,379	2,129,711

Operating loss	(1,610,747)	(1,900,844)

Interest expense	(8,383)	(1,693)

Loss before income taxes	(1,619,130)	(1,902,537)

Provision for income taxes	-	-

Net loss	$(1,619,130)	$(1,902,537)

Weighted average loss per share :
Basic and diluted	$(0.03)	$(1.05)

Weighted average number of shares
of common stock outstanding	46,459,033	1,808,275

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Retained

	Shares	Par Value	Capital	Deficit	Total

Balance – January 1, 2004	961,630	96	1,410,628	(1,442,912)	(31,188)

Common stock issued in exchange for legal and
consulting services, and commitment fees	1,977,500	198	713,902	-	714,100
Common stock issued to an officer in exchange
for accrued compensation	7,500,000	750	449,250	-	450,000
Office space contributed by an affiliate	-	-	424	-	424
Net loss	-	-	-	(1,902,537)	(1,902,537)

Balance – December 31, 2004	10,439,130	$ 1,044	$ 2,574,204	$ (3,345,449)	$ (770,201)

Common stock issued in exchange for legal and
consulting services, and commitment fees (Note 5)	48,556,284	4,856	907,223	-	912,079
Common stock issued to an officer in exchange
for accrued compensation (Note 5)	40,000,000	4,000	596,000	-	600,000
Common stock sales	1,142,851	114	19,886	-	20,000
Office space contributed by an affiliate	-	-	1,694	-	1,694
Net loss	-	-	-	(1,619,130)	(1,619,130)

Balance – December 31, 2005	100,138,265	$ 10,014	$ 4,099,007	$ (4,964,579)	$ (855,558)

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004

CASH FLOWS FROM OPERATIONS

Net Loss	$ (1,619,130)	$(1,902,537)
Adjustments to reconcile net loss to net cash (used for)
operating activities:
Stock issued for services (Note 1)	913,773	714,100
Contributed services (Note 7)	1,694	424
Depreciation and amortization expense (Note 1)	6,423	-
Changes in assets and liabilities:
Accounts receivable	(15,522)	-
Allowance for bad debt	7,405	-
Inventory and other current assets	(26,361)	5,500
Accounts payable and accrued liabilities	17,693	140,381
Accrued interest	8,383	-
Accrued salaries and relayed expenses	558,400	883,400

Net cash used for operating activities	(147,242)	(158,732)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment (Note 1)	(3,823)	-
Purchase of website (Note 1)	(10,000)	-
Purchase of customer list (Note 1)	(10,000)	-

Net cash used for investing activities	(23,823)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	20,000	-

Proceeds from borrowings (Note 2)	40,000	25,000

Proceeds from loans from related parties (Note 3)	135,859	62,100

Repayments of loans to related parties	-	(19,132)

Net cash provided by financing activities	195,859	67,968

Net increase (decrease) in cash	24,794	(90,764)
Cash, beginning of year	10,749	101,513

Cash, end of year	$35,543	$10,749

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Income Taxes	$-	$-

Non-cash investing and financing transactions:
Common stock issued as payment for accrued compensation	$600,000	$450,000

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS

Note 1 Nature of business and significant accounting policies

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the years ended December 31, 2005 and 2004: On January 22, 2004 Signature Leisure announced that the Company received a license from the State of Florida’s Department of Highway Safety and Motor Vehicles to operate as an independent dealer in motor vehicles. Signature Leisure has registered with the State of Florida to enable the use of the name “Signature Auto” to conduct business operations within the State of Florida.

On February 19, 2004 Signature Leisure announced the Company completed the registration process to become buyers and sellers of vehicles at five Central Florida vehicle auction facilities. Signature Leisure, Inc., d.b.a. Signature Auto is presently operating a pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789. Signature Leisure, Inc. sold its first six vehicles during the week of March 8th, 2004.

Signature Leisure, d.b.a Signature Auto, intends to continue operations as an independent dealer in motor vehicles within the State of Florida as a means to generate revenue for the company.

On February 15, 2005, the Company acquired assets from Parker Productions (See Note 8) for the purpose of providing modeling and event staffing services.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers for sales of products and services. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. An account is considered doubtful when it is over 90 day past due and any attempts to collect are unsuccessful. The Company generally does not require collateral for its accounts receivable.

Inventory

Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at December 31, 2005:

Vehicles	$15,513
Computer equipment	7,848

Total Inventory	$26,361

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently estimated at three years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Intangible assets

The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the year ended December 31, 2005 totaled $5,834.

Major classes of intangible assets consist of the following at December 31, 2005:

Web site	$10,000
Customer list	10,000
Accumulated amortization	(5,834)

Total Inventory	$26,361

Long-Lived Assets and Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), when current events or circumstances indicate that the carrying value of an asset may not be recoverable, the Company tests the carrying value of the asset. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

Revenue recognition

The company recognizes revenue from pre-owned vehicle sales upon transfer of title. The company does not provide any warranties upon sale of its pre-owned vehicles. All vehicles are sold “as-is”.

The Company recognizes revenue for modeling and event staffing services in the period the services are provided. The Company recognizes revenue information technology consulting operations and document imaging and retrieval solutions when services are provided or when software is shipped.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses of $565 and $0 as of December 31, 2005 or December 31, 2004, respectively.

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

General and Administrative Expenses

General and administrative expenses consist of the following for the years ended December 31, 2005 and 2004:

	2005	2004

Officer compensation	$250,000	$250,000
Officer bonus	300,000	750,000
Officer G&A expense	173,102	183,019

Total Inventory	$723,102	$ 1,183,019

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature or are payable on demand.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation. The Company had no stock awards outstanding at December 31, 2005.

Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Recent pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations. In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will have a significant effect on the Company’s financial statements if management continues to issue

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

equity instruments in exchange for employee services. In addition, the Company will be required to record the fair value of compensation costs for services performed after January 1, 2006 to meet the vesting requirements of equity awards granted prior to the SFAS 123R effective date.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement is effective for fiscal years beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Note 2 Notes payable

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

Accrued interest on these notes payable is $4,689 at December 31, 2005.

On December 31, 2005, the company executed a note with Katalyst combining the prior notes into one in the amount of $69,689, including accrued interest. The note carries an eight percent interest rate and matures on December 31, 2006.

Note 3 Related party transactions

Notes Payable

As of December 31, 2004, the Company owed its sole officer and director $28,033 for working capital advances and expenses paid on behalf of the Company. The obligation did not carry an interest rate and was due on demand. During the year ended December 31, 2005, the sole officer and director advanced the Company $51,362 and paid expenses on behalf of the Company totaling $51,014. As of December 31, 2005, the balance owed the sole officer and director of $130,386 is included in the accompanying financial statements as “Indebtedness to related parties”. On December 31, 2005 the company executed a note in favor of its president and sole director for the above balance. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the year ended December 31, 2005.

During 2005 a shareholder loaned the company $33,507 to pay expenses. The company executed a note in favor of this shareholder on December 31, 2005. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the year ended December 31, 2005.

During 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note bearing an eight percent interest rate. The note matured on December 31, 2004 and was in default until September 22, 2005 when the maturity date was extended until April 1, 2006. The Company has repaid $13,275 toward the note as of December 31, 2005. The remaining principal balance of $14,935 is included in the accompanying financial statements as “Indebtedness to related parties”. Accrued interest expense on the note totaled $3,678 at December 31, 2005 and is included in “Accrued interest payable” on the balance sheet.

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of December 31, 2005, the president and sole director had not received any payments toward the auto allowance. The balance owed at December 31, 2005 for the auto allowance totaled $21,000, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Pursuant to the terms of the employment agreement (see Note 7), the president and sole director earned a $750,000 bonus for the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit (Signature Auto). The Company accrued $750,000 in officer compensation to recognize the bonus earned by the president and sole director during the year ended December 31, 2004.

During October 2004, the president and sole director approved the issuance of 7,500,000 shares of the Company’s restricted common stock as payment of $450,000 of the president and sole director’s accrued compensation. Of the total $450,000 in stock issued to the president and sole director, $375,000 was allocated to the president and sole director’s salary accrued through December 31, 2004. The remaining $75,000 was allocated to the president and sole director’s $750,000 bonus, which reduced the bonus accrual to $675,000 as of December 31, 2004.

In February 2005, the president and sole director also earned a $150,000 bonus for initiating the Company’s Parker Productions, Inc. operations (see Note 8). In addition, in September 2005, the president and sole director earned a $150,000 bonus for initiating the Company’s E Cubed Technologies, Inc. operations.

During April 2005, the president and sole director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the president and sole director’s accrued bonus.

As of December 31, 2005, accrued salaries and bonuses of the president and sole director totaled $250,000 and $375,000, respectively. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Note 4 Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2005 and 2004:

	For the years ending
	December 31,

	2005	2004
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal benefit	3.63%	3.63%
Permanent book-to-tax differences	-0.04%	-0.01%
Net operating loss carryforward	-37.59%	-37.62%

Effective tax rate	0.00%	0.00%

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Net deferred tax assets consist of the following:

	For the years ending
	December 31,

	2005	2004

Gross deferred tax asset	$1,726,550	$1,117,909
Gross deferred tax liability	-	-
Valuation allowance	(1,726,550)	(1,117,909)

Net deferred tax asset	$-	$-

At December 31, 2005, the Company’s current tax benefit consisted of a net tax asset of $1,726,550, due to operating loss carryforwards of $4,630,360, which was fully allowed for, in the valuation allowance of $1,726,550. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2005 and 2004 totaled $608,641 and $710,121, respectively. Net operating loss carryforwards will expire through 2025. The Company did not pay any income taxes during the year ended December 31, 2005 or 2004.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

Note 5 Stockholder’s equity

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2005.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. This plan will terminate when the last of the 150,000,000 allocated shares is granted or August of 2014, whichever is earlier. Shares granted as compensation to non-employees are recorded at the fair value of the services provided since that provides a more objective source of information. The transactions were recorded based on the fair value of the services provided, ranging from $.001 to $1.00 per share.

During 2005, the Company issued 48,556,284 share of common stock to attorneys and consultants in exchange for legal and consulting services. Stock-based compensation expense of $912,079 was recognized in the accompanying financial statements for the year ended December 31, 2005.

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Common stock

During the year ended December 31, 2004, the Company issued 1,977,500 shares of its common stock to consultants in exchange for business consulting services. Stock-based compensation expense of $714,100 was recognized in the accompanying financial statements for the year ended December 31, 2004.

During 2004, the Company issued 7,500,000 shares of common stock to its president as payment for $450,000 in accrued salary On January 18, 2005, the Company held a Special Shareholders Meeting and ratified a 40:1 reverse stock split. This proportionately decreased the number of shares of common stock of the corporation. This resulted in outstanding shares and January 1, 2005 of 10,439,164. Shares issued prior to January 18, 2005 have been restated to reflect the reverse stock split.

During 2005, the Company issued 40,000,000 shares of common stock to its president as payment for $600,000 in accrued bonuses.

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

Common stock options

Effective April 28, 2003, the Company granted a consultant options to purchase 15,000 shares of the Company’s common stock. The options’ exercise prices range from $12.00 to $30.00 and expired on April 28, 2005. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $125,000 in the accompanying financial statements.

The following schedule summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2005 and 2004:

	Options Outstanding and Exercisable		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

Balance at December 31, 2003	15,000	$12.00 to $30.00	$20.80
Options granted	-	$-	$-
Options exercised	-	$-	$-
Options expired	-	$-	$-

Balance at December 31, 2004	15,000	$12.00 to $30.00	$20.80
Options granted	-	$-	$-
Options exercised	-	$-	$-
Options expired	(15,000)	$12.00 to $30.00	$20.80

Balance at December 31, 2005	-	$-	$-

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Note 6 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

During the years ended December 31, 2005 and 2004, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future.

The Company intends to complete a private placement offering of its common stock to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Note 7 Commitments and contingencies

Leases - In December 2004, Renovo Holdings, an affiliate under common control, began contributing office space to the Company on a month-to-month basis. During the year ended December 31, 2005 and 2004, the affiliate contributed office space valued at $1,694 and $424, respectively, based on the affiliate’s rent payments and the percentage of office space utilized by the Company. The Company executed a lease for the same office space in 2005. Payments under the lease are approximately $3,140 per month. The lease terminates on October 31, 2006.

The future minimum lease payments are as follows:

Year end December 31, 2006………… $31,410

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Employment Agreement - On September 3, 2003, the Company executed an Employment Agreement (the

“Agreement”) with its president. Under the terms of the Agreement, the president is to receive a salary of $250,000 per year and an automobile allowance of $700 per month. In addition, the president has the opportunity to earn the following bonuses:

	A	bonus of $750,000 upon the successful completion of (1) raising a minimum of $200,000 for the

a)	Company, and (2) the opening or acquisition of the Company’s first business unit. (Executed in 2004)

	A	bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to

b)	the Company. (Two bonuses executed in 2005)

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

Note 8 Asset acquisition

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

During February 2005, Signature incorporated a new company with the name Parker Productions, Inc. (“PPI”). PPI is a wholly owned subsidiary of Signature. Following Signature’s acquisition of the Parker assets, Signature placed the assets in PPI.

The website and contact list are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the nine months ended December 31, 2005 totaled $5,834 Estimated aggregate amortization in future years is as follows:

Year ended December 31,
2006	$6,667
2007	6,667
2008	832

Total	$14,166

Note 9 – Segment reporting

Company’s method of internal reporting segregates its business by product/service. Effective February 15, 2005, in accordance with the Company’s internal reporting, the Company changed its segment reporting from one reportable segment to two. Effective September 21, 2005, in accordance with the Company’s internal reporting, the Company changed its segment reporting from two reportable segments to three.

The Company’s reportable segments are as follows:

Modeling and Event Staffing Services – A full service modeling, event staffing and promotion company.

Information Technology consulting operations - an authorized dealer for DocSTAR (Document Storage and Retrieval) which provides clients with a document imaging and retrieval solution and offers software products for the document imaging industry with a suite of software solutions that securely scans, stores and retrieves documents. Vehicle Sales - The Company specializes in both retail and wholesale sales of quality pre-owned cars, trucks and S.U.V.’s.

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. The Company has no intersegment sales during the years ended December 31, 2005 and 2004. All sales of products and services were to third parties at current market prices. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

SIGNATURE LEISURE, INC. NOTES TO FINANCIAL STATEMENTS (continuation)

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2005 and 2004:

			Modeling
	Corporate	Vehicle	and	Technology
	Division	Sales	Events	Services	Total

Revenues
Vehicle Sales	$-	$45,182	$-	$-	$ 45,182
Service Revenues	669	-	26,575	29,206	56,450

	669	45,182	26,575	29,206	101,632
Cost of Sales	-	45,001	16,076	12,733	73,810

Gross Profit	669	181	10,499	16,473	27,822

Stock based legal	95,875	-	-	-	95,875
Stock based consulting	802,898	-	-	-	802,898
Stock based commitment fee	15,000	-	-	-	15,000
Contributed rent	1,694	-	-	-	1,694
Interest expense	8,383	-	-	-	8,383
General and administrative	672,861	19,921	12,469	17,851	723,102

	1,596,711	19,921	12,469	17,851	1,646,952

Net Loss	$(1,596,042)	$(19,740)	$(1,970)	$(1,378)	$(1,619,130)

Note 10 – Subsequent Event

The Company had established two $50,000 floor plans. These credit lines were approved for financing pre-owned vehicle inventory purchases. One line carried a 4.50% interest rate and the second carried a variable interest rate equal to 3.00% over the prime rate. Advances under the floor plans were payable within 30 days of disbursement and were collateralized by the Company’s vehicle inventory and other Company-owned assets.

In February 2005 the company elected not to renew one of the floor plans as in was deemed that it was not needed to finance any vehicles. No amounts were outstanding at December 31, 2005.

In February of 2006 the second floor plan was canceled at the Company’s discretion as it was deemed that it was not needed to finance any vehicles.

Signature Leisure, Inc. Annual Report

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Signature Leisure, Inc. Annual Report

Evan Weybright	Vice President, Operations	October 2004 to present

Evan Weybright was promoted to Vice President of Operations of Signature Leisure, Inc. in June 2005.

Employment History

Employer	Title	Dates of Position
Bob Rohrman Nissan-Infiniti	Service Consultant	9/2002 through 8/2004
Self-employed as a Network and Systems Engineer Consultant		1999 through 2002

Education

No formal Degrees conferred.

Ed Miers	Special Advisor, Consultant	June 2004 to present

Ed Miers assists us with corporate strategy and evaluation. Additionally, Mr. Miers provides consulting services for Signature Auto's operations.

Employment History

Employer	Title	Dates of Position
GREM USA	President/CEO	August 2003 to Present
Founder and co-owner of a private public relations firm that		2000 through 2003
assisted companies with marketing and public relations

Education

No formal Degrees conferred.

Andra Espinoza	Operations Coordinator	June 2005 to present

Andra Espinoza assists us with corporate strategy and evaluation.

Employment History

Employer	Title	Dates of Position
Self-employed owner of a private consulting firm that		9/2000 through 5/2005
assisted small businesses develop advertising and marketing campaigns
Sprint Communications	Customer Service	8/2000 to 11/2003

Education

No formal Degrees conferred.

Signature Leisure, Inc. Annual Report

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

All key personnel are not formal employees or under written contracts with of Signature Leisure, Inc. Currently, Mr. Carnes, our sole officer and director, is under an employment agreement with Signature Leisure, Inc. In the event one of our consultants that assist with operations in our businesses becomes unavailable, our operations could be negatively impacted while a suitable replacement is found.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2005 were filed.

Code of Ethics

On June 6, 2005, our board of directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics was filed with the SEC as an exhibit to our registration statement filed on July 13, 2005 and is filed with this report on Form 10KSB.

Signature Leisure, Inc. Annual Report

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended December 31, 2005, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary
			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Steven W. Carnes	2005	250,000	300,000	8,400	0	0	0	0
President and Director
	2004	250,000	750,000	8,400	0	0	0	0
	2003	125,000	0	4,200	0	0	0	10,800

Significant employees/consultants

During the twelve month period ended December 31 2005, we have issued 12,895,550 shares of our $0.001 par value common stock to Andra Espinoza, a consultant, as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registrations filed with the SEC as amended on April 27, 2005 and valued at $154,672

During the twelve month period ended December 31 2005, we have issued 8,675,000 shares of our $0.001 par value common stock to Ed Miers, a consultant, as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registrations filed with the SEC as amended on April 27, 2005 and valued at $204,875

During the twelve month period ended December 31 2005, we have issued 10,975,000 shares of our $0.001 par value common stock to Evan Weybright, a consultant, as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registrations filed with the SEC as amended on April 27, 2005 and valued at $245,250

Notes:

Stephen W. Carnes is the sole officer and director of Signature Leisure, Inc.

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its sole officer and director based on an employment agreement executed during the three months ended September 30, 2003. In addition, under the terms of the employment agreement, the sole officer and director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of December 31, 2005, the sole officer and director had not received any payments toward the auto allowance. The balance owed at December 31, 2005 for the auto allowance totaled $21,000.

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

During February 2005, the sole officer and director earned a $150,000 bonus for the acquisition and business unit start-up as pertaining to Parker Productions, Inc., a wholly owned subsidiary of Signature Leisure, Inc.

Signature Leisure, Inc. Annual Report

During April 2005, the sole officer and director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the sole officer and director’s accrued bonus.

As of December 31, 2005, accrued salaries and bonuses of the sole officer and director totaled $250,000 and $375,000, respectively. Accrued compensation for the auto allowance totaled $21,000.

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

As of December 31, 2005, Signature Leisure, Inc. had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

We currently do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

There was no compensation paid to any directors of Signature Leisure, Inc. as director’s fees for the twelve month period ended December 31, 2005.

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

Signature Leisure, Inc. Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned at:

December 31, 2005:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Stephen W. Carnes	48,041,999 shares	48%
President, Director
4185 W. Lake Mary Blvd, # 137.
Lake Mary, FL 32746

Total shares outstanding as of December 31, 2005 were 100,138,265 held by approximately 50 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Certain Relationships and Related Transactions

Notes Payable

As of December 31, 2004, the Company owed its sole officer and director $28,033 for working capital advances and expenses paid on behalf of the Company. The obligation did not carry an interest rate and was due on demand. During the year ended December 31, 2005, the sole officer and director advanced the Company $51,362 and paid expenses on behalf of the Company totaling $51,014. As of December 31, 2005, the balance owed the sole officer and director was $130,386.

On December 31, 2005 the company executed a note in favor of its president and sole director for the above balance. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the year ended December 31, 2005.

During 2005 a shareholder loaned the company $33,507 to pay expenses. The company executed a note in favor of this shareholder on December 31, 2005. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the year ended December 31, 2005.

During 2004, a shareholder loaned the Company $28,210 in exchange for a promissory note bearing an eight percent interest rate. The note matured on December 31, 2004 and was in default until September 22, 2005 when the maturity date was extended until April 1, 2006. The Company has repaid $13,275 toward the note as of December 31, 2005. The remaining principal balance as of December 31, 2005 was $14,935. Accrued interest expense on the note totaled $3,678 at December 31, 2005.

Leases and Contributed Rent - In December 2004, Renovo Holdings, an affiliate under common control, began contributing office space, located in facilities at 100 Candace Drive, Suite 100, Maitland, Florida 32751; to the Company on a month-to-month basis. The CEO of Renovo Holdings is Stephen Carnes, the CEO of Signature Leisure, Inc. During the year ended December 31, 2005 and 2004, the affiliate contributed office space valued at $1,694 and $424, respectively, based on the affiliate’s rent payments and the percentage of office space utilized by the Company. The Company executed a lease for the same office space in 2005. Payments under the lease are approximately $3,140 per month. The lease terminates on October 31, 2006.

The future minimum lease payments are as follows:
Year end December 31, 2006…………	$31,410

Signature Leisure, Inc. Annual Report

Accrued Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses.

Pursuant to the terms of the employment agreement, the president and sole director earned a $750,000 bonus for the successful completion of (1) raising a minimum of $200,000 for the Company, and (2) the opening or acquisition of the Company’s first business unit (Signature Auto). The Company accrued $750,000 in officer compensation to recognize the bonus earned by the president and sole director during the year ended December 31, 2004.

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

In February 2005, the president and sole director also earned a $150,000 bonus for initiating the Company’s Parker Productions, Inc. operations.

During April 2005, the sole officer and director approved the issuance of 40,000,000 shares of the Company’s restricted common stock as payment of $600,000 of the sole officer and director’s accrued bonus.

In September 2005, the president and sole director earned a $150,000 bonus for initiating the Company’s E Cubed Technologies, Inc. operations.

As of December 31, 2005, accrued salaries and bonuses of the sole officer and director totaled $250,000 and $375,000, respectively.

As of December 31, 2005, the president and sole director had not received any payments toward the auto allowance. The balance owed at December 31, 2005 for the auto allowance totaled $21,000

Signature Leisure, Inc. Annual Report

Exhibits and Reports on Form 8-K

Reports on Form 8-K

On February 22, 2005, the Company filed a Report on Form 8-K disclosing Completion of Acquisition or Disposition of Assets, wherein Signature Leisure, Inc. disclosed completion of the acquisition of Parker Productions, as of February 15, 2005.

On September 22, 2005, the Company filed a Report on Form 8-K disclosing Other Events, wherein Signature Leisure announced E Cubed Technology, Inc. formed as a wholly owned subsidiary, as of September 21, 2005.

Index to Exhibits and Reports

Signature Leisure, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation as amended, Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on July 14, 2004; as filed with the registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004;
as filed with the Securities and Exchange Commission on April 18, 2005.
3.2	Bylaws; as filed with the registrant’s Annual Report on Form 10-KSB for the period ending
December 31, 2004; as filed with the Securities and Exchange Commission on April 18, 2005.

Signature Leisure, Inc. includes herewith the following exhibits:

14.1	Code of Ethics; adopted July 2005
31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Signature Leisure, Inc. Annual Report

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2005 and 2004 were: $10,340 and $7,700, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2005 and 2004 were: $ 0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2005 and 2004.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2005 and 2004.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2005. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Signature Leisure, Inc. Annual Report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.
Registrant

Date: April 4, 2006	By:	\s\ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 4, 2006	By:	\s\ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer and Principal Accounting Officer