Form 10QSB
period 2006-03-31
SIGNATURE LEISURE INC
filed 2006-05-15
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2006: 110,638,265 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC.

SIGNATURE LEISURE, INC. Consolidated Balance Sheet March 31, 2006 (Unaudited)

Assets

Current assets:
Cash	$10,986
Accounts receivable, less allowance for doubtful accounts of $7,405	1,054
Inventory (Note 1)	16,850

Total current assets	28,890

Equipment, less accumulated depreciation of $909	2,914

Intangible assets:
Website, net (Note 8)	6,250
Contact list, net (Note 8)	6,250

Total assets	$44,304

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$14,508
Accrued liabilities	10,000
Indebtedness to related parties (Note 3)	913,898
Notes payable (Note 2)	65,000
Accrued interest payable	11,701

Total current liabilities	1,015,107

Shareholders' deficit (Note 5):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
110,638,265 shares issued and outstanding	11,064
Additional paid-in capital	4,760,957
Retained deficit	(5,742,824)

Total shareholders' deficit	(970,803)

Total liabilities and shareholders’ deficit	$44,304

See accompanying notes to consolidated financial statements.

SIGNATURE LEISURE, INC. Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,
	2006	2005

Revenue:
Vehicle sales	$ 10,290	$-
Service revenues	3,539	7,315

Total revenue	13,829	7,315

Operating expenses:
Cost of sales:
Vehicles	18,569	-
Contract services	3,464	4,669

Stock based compensation (Note 5):
Legal services	-	50,000
Other business consulting	663,000	294,425
Contributed rent (Note 7)	-	1,271
Selling, general and administrative	105,442	249,707

Total operating expenses	790,475	600,072

Operating loss	(776,646)	(592,757)

Interest expense:	(1,599)	(944)

Loss before income taxes	(778,245)	(593,701)

Provision for income taxes (Note 5)	-	-

Net loss	$ (778,245)	$(593,701)

Weighted average loss per share:
Basic and diluted loss per share	$ (0.01)	$(0.05)

Weighted average number of shares
of common shares outstanding	104,766,043	11,965,206

See accompanying notes to consolidated financial statements.

SIGNATURE LEISURE, INC. Consolidated Statements of Changes in Shareholder’s Deficit (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2005	100,138,265	$10,014	$4,099,007	$(4,964,579)	$(855,558)

Common stock issued in exchange for
consulting services (Note 5)	10,500,000	1,050	661,950		663,000
Net loss	-	-	-	(778,245)	(778,245)

Balance, March 31, 2006	110,638,265	$11,064	$4,760,957	$(5,742,824)	$(970,803)

See accompanying notes to consolidated financial statements.

SIGNATURE LEISURE, INC. Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATIONS
Net loss	$(778,245)	$(406,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services (Note 5)	663,000	345,278
Depreciation and amortization expense	1,985	834
Changes in assets and liabilities:
Accounts receivable	7,063	(4,695)
Inventory and other current assets	9,511	-
Accounts payable and accrued liabilities	(18,541)	18,666
Accrued interest	1,599	944
Accrued salaries and related expenses	64,599	35,741

Net cash used in operating activities	$(49,029)	$(9,361)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Website	-	(10,000)
Purchase of Customer List	-	(10,000)

Net cash used in investing activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings (Note 2)	-	20,000
Proceeds from loans to related parties (Note 3)	26,972	-
Repayments of loans to related parties	(2,500)	-

Net cash provided by financing activities	24,472	20,000

Net change in cash	(24,557)	(9,361)

Cash at beginning of period	35,543	10,749

Cash at end of period	$10,986	$1,388

See accompanying notes to consolidated financial statements.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the three months ended March 31, 2006 and 2005: Signature Leisure, d.b.a Signature Auto, operates as an independent dealer in motor vehicles within the State of Florida as a means to generate revenue for the company.

Parker Productions provides modeling and event staffing services.

E Cubed Technologies, Inc. provides information technology consulting operations. Additionally, E Cubed is an authorized dealer for a company that provides a document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

Management may also consider other opportunities as additional or alternative means to develop revenue for the company. Inventory Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at March 31, 2006:

Computer equipment	$16,850

Total inventory	$16,850

Intangible assets

The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the three months ended March 31, 2006 and 2005 totaled $1,667 and 729, respectively.

Major classes of intangible assets consist of the following at March 31, 2006 and 2005:

	March 31,
	2006	2005

Web site	$10,000	$10,000
Customer list	10,000	10,000
Accumulated amortization	(7,500)	(729)

	$12,500	$19,271

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

General and administrative expenses

General and administrative expenses consist of the following for the three months ended March 31, 2006 and 2005:

	2006	2005

Officer compensation	$62,500	$62,500
Officer bonus	-	150,000
Other G & A expense	42,942	37,207

	$105,442	$249,707

Note 2 Notes payable

On December 31, 2005, the company executed a note with Katalyst combining promissory notes and accrued interest into one in the amount of $69,689. The note carries an eight percent interest rate and matures on December 31, 2006.

Accrued interest on this note payable totaled $11,704 at March 31, 2006.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 3 - Related Party Transactions

Notes payable

On December 31, 2005 the company executed a note in favor of its president and sole director for the balance owed on advances to the company totaling $130,386. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the three months ended March 31, 2006.

During 2005 a shareholder loaned the Company $33,507 to pay expenses. The Company executed a note in favor of this shareholder on December 31, 2005. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the three months ended March 31, 2006, the president and sole director loaned the Company $11,054 to pay expenses. The Company executed notes in favor of the president and sole director. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the three months ended March 31, 2006, a shareholder loaned the Company $15,918 to pay expenses. The Company executed notes in favor of this shareholder. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the three months ended March 31, 2006.

During the three months ended March 31, 2006 the company paid a shareholder $2,500 toward a note. The remaining principal balance of $12,435 is included in the accompanying financial statements as “Indebtedness to related parties”. Accrued interest expense on the note totaled $3,978 at March 31, 2006 and is included in “Accrued interest payable” on the balance sheet.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of March 31, 2006, the president and sole director had not received any payments toward the auto allowance. The balance owed at March 31, 2006 for the auto allowance totaled $23,100, which is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

No additional bonuses were authorized or accrued for the three months ended March 31, 2006

As of March 31, 2006 and 2005, accrued salaries and bonuses of the president and sole director totaled $687,500 and $887,500, respectively. These accruals are included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Note 4: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 5 – Stockholder’s Equity

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at March 31, 2006.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Common stock

During the three months ended March 31, 2006, the Company issued 10,500,000 shares of its common stock to consultants in exchange for business consulting services. Stock-based compensation expense of $663,000 was recognized in the accompanying financial statements for the three months ended March 31, 2006. Management valued the transaction at a 40% discount from the traded market value of the common stock using a regression analysis due to the high volatility and thinly traded nature of the Company’s common Stock.

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

Note 6 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the three months ended March 31, 2006 and 2005, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to complete a private placement offering of its common stock to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Note 7 – Commitments and Contingencies

Leases - The Company executed a lease for office space in 2005. Payments under the lease are approximately $3,140 per month. The lease terminates on October 31, 2006. The future minimum lease payments are as follows:

Year end December 31, 2006	$21,980

Legal Matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Employment Agreement - On September 3, 2003, the Company executed an Employment Agreement (the “Agreement”) with its president. Under the terms of the Agreement, the president is to receive a salary of $250,000 per year and an automobile allowance of $700 per month. In addition, the president has the opportunity to earn the following bonus: A bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to the Company.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 8: Segment Reporting

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

Vehicle Sales - The Company specializes in both retail and wholesale sales of quality pre-owned cars, trucks and S.U.V.’s. The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. The Company has no intersegment sales during the three months ended March 31, 2006 and 2005. All sales of products and services were to third parties at current market prices. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the three months ended March 31, 2006:

			Modeling
	Corporate	Vehicle	and	Technology
	Division	Sales	Events	Services	Total

Revenues
Vehicle sales	$-	$10,290	$-	$-	$10,290
Service Revenues	-	-	-	3,539	3,539

	-	10,290	-	3,539	13,829

Cost of sales	-	18,569	80	3,384	22,033

Gross profit	-	(8,279)	(80)	155	(8,204)

Stock based Legal	-	-	-	-	-
Stock based consulting	663,000	-	-	-	663,000
Stock based commitment fee	-	-	-	-	-
Contributed Rent	-	-	-	-	-
Interest Expense	1,599	-	-	-	1,599
General and administrative	94,734	8,493	1,917	298	105,442

	759,333	8,493	1,917	298	770,041

Net Loss	$(759,333)	$(16,772)	$(1,997)	$(143)	$(778,245)

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006

The Company reports a net loss of $778,245 for the 3-months ended March 31, 2006 or a $0.01 loss per share; versus a net loss of $593,701 for the 3-months ended March 31, 2005 or a $0.05 loss per share.

The net loss for the 3-months ended March 31, 2006 of $778,245 is comprised of loss from operations of $776,646; plus interest expense of $1,599. Primary contributors to loss from operations for the period included stock-based compensation for other business consulting of $663,000 and general and administrative expenses of $105,442. The comparative net loss for the 3-months ended March 31, 2005 of $593,701 is comprised of loss from operations of $592,757 and interest expenses of $944. The increase in net loss is primarily due to increases in stock based compensation.

Revenues during this period were $13,829 vs. $7,315 for the comparative prior period. These increased revenues did not produce any gross profits due to losses on vehicle sales.

Liquidity and Capital Resources

During the 3-months ended March 31, 2006 the Company's cash position decreased by $24,557. Net cash used in operating activities totaled $49,029; net cash used for investing activities was $-0-; and, $24,472 was provided through financing activities primarily from proceeds from loans to related parties.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of March 31, 2006, the president and sole director had not received any payments toward the auto allowance. The balance owed at March 31, 2006 for the auto allowance totaled $23,100.

No additional bonuses were authorized or accrued for the three months ended March 31, 2006

As of March 31, 2006 and 2005, accrued salaries and bonuses of the president and sole director totaled $687,500 and $887,500, respectively.

Consultants and Employee Compensation

Signature Leisure Inc. has paid significant stock-based compensation for business consulting services. During the three months ended March 31, 2006, the Company issued 10,500,000 shares of its common stock to consultants in exchange for business consulting services. Stock-based compensation expense of $663,000 was recognized in the accompanying financial statements for the three months ended March 31, 2006. Management valued the transaction at a 40% discount from the traded market value of the common stock using a regression analysis due to the high volatility and thinly traded nature of the Company’s common Stock.

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

No interest was paid during the three months ended March 31, 2006.

During 2005 a shareholder loaned the Company $33,507 to pay expenses. The Company executed a note in favor of this shareholder on December 31, 2005. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the three months ended March 31, 2006, the president and sole director loaned the Company $11,054 to pay expenses. The Company executed notes in favor of the president and sole director. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the three months ended March 31, 2006, a shareholder loaned the Company $15,918 to pay expenses. The Company executed notes in favor of this shareholder. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the three months ended March 31, 2006.

During the three months ended March 31, 2006 the company paid a shareholder $2,500 toward a note. The remaining principal balance was $12,435. Accrued interest expense on the note totaled $3,978 at March 31, 2006.

SIGNATURE LEISURE, INC.

Management Plan of Operations

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

Signature Auto

During the quarter ended September 30, 2005, we restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of our auto sales operations is limited due to minimal available capital to purchase inventory. We currently have the ability to purchase only one or two vehicles for inventory and once sold may not be able to purchase replacements until the transactions have cleared which could take 10 days or more. As of March 2006, we had no vehicles in inventory and experienced significant losses on the two vehicles recently sold from our inventory.

Parker Productions

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Presently the company is providing customers with two basic forms of service. The first type of service is providing staff (models) for area conventions. Such type of services would include providing staff members to assist in managing the company's booth at a convention. The staff member would assist the client with visitors to the client's booth. The second form of service is in the form of beverage promotions. Such promotions take place in area bars, in which Parker staff assist the client to gain product awareness from the bar patrons. The Company continues to work on building its list of clients. During the period ended March 31, 2006 we did not produce any revenue from our event staffing operations.

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

SIGNATURE LEISURE, INC.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant losses since inception. Our losses may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 1. Legal Proceedings

None, for the period ending March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2006 Signature Leisure made no unregistered sales of equity Securities.

Other Equity Activity

During the three month period ended March 31 2006, we have issued 6,00,000 shares of our $0.001 par value common stock to Andra Espinoza as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $373,200.

During the three month period ended March 31 2006, we have issued 500,000 shares of our $0.001 par value common stock to Evan Weybright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $30,000.

During the three month period ended March 31 2006, we have issued 1,000,000 shares of our $0.001 par value common stock to Cynthia Wainwright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $63,300.

During the three month period ended March 31 2006, we have issued 500,000 shares of our $0.001 par value common stock to Matt Lettau as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $30,000.

During the three month period ended March 31 2006, we have issued 2,000,000 shares of our $0.001 par value common stock to Edward Miers as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $133,200.

During the three month period ended March 31 2006, we have issued 500,000 shares of our $0.001 par value common stock to July Tomasi as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on April 27, 2005 and valued at $33,300.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2006.
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K
None, for the period ending March 31, 2006.

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: May 15, 2006	By: /s/ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer