Form 10QSB
period 2006-06-30
SIGNATURE LEISURE INC
filed 2006-08-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2006: 114,384,947 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC.

SIGNATURE LEISURE, INC. Consolidated Balance Sheet June 30, 2006 (Unaudited)

Assets

Current assets:
Cash	$178,466
Accounts receivable, less allowance for doubtful accounts of $7,405	1,704
Inventory (Note 1)	16,850

Total current assets	197,020

Equipment, less accumulated depreciation of $1,228	2,595

Intangible assets:
Website, net (Note 8)	5,417
Contact list, net (Note 8)	5,417

Total assets	$210,449

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$5,000
Accrued liabilities	596
Customer deposits	3,450
Prepaid service contracts	1,500
Indebtedness to related parties (Note 3)	1,001,610
Notes payable (Note 2)	65,000
Accrued interest payable	13,300

Total current liabilities	1,090,456

Shareholders' deficit (Note 5):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
114,384,947 shares issued and outstanding	11,439
Additional paid-in capital	5,313,332
Retained deficit	(6,204,778)

Total shareholders' deficit	(880,007)

Total liabilities and shareholders’ deficit	$210,449

See accompanying notes to consolidated financial statements. 3

SIGNATURE LEISURE, INC. Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue:
Vehicle sales	$ 50	$-	$ 10,340	$-
Service revenues	7,036	16,469	10,575	23,784

Total revenue	7,086	16,469	20,915	23,784

Operating expenses:
Cost of sales:
Vehicles	7,054	-	31,077	-
Contract services	-	3,535	80	8,205

Stock based compensation (Note 5):
Legal services	14,500	34,000	14,500	84,000
Other business consulting	323,750	175,500	986,750	169,925
Commitment fee	-	15,000	-	15,000
Officer compensation	-	-	-	300,000
Contributed rent (Note 7)	-	423	-	1,694
Selling, general and administrative	132,058	89,216	225,509	338,923

Total operating expenses	477,362	317,674	1,257,916	917,747

Operating loss	(470,276)	(301,205)	(1,237,001)	(893,963)

Interest expense	(1,599)	(1,515)	(3,198)	(2,459)

Loss before income taxes	(471,875)	(302,720)	(1,240,199)	(896,422)

Provision for income taxes (Note 4)	-	-	-	-

Net loss	$ (471,875)	$(302,720)	$ (1,240,199)	$(896,422)

Weighted average loss per share:
Basic and diluted loss per share	$ (0.00)	$(0.01)	$ (0.01)	$(0.04)

Weighted average number of shares
of common shares outstanding	112,533,140	24,220,294	108,660,578	22,376,681

See accompanying notes to consolidated financial statements. 4

SIGNATURE LEISURE, INC. Consolidated Statements of Changes in Shareholder’s Deficit (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2005	100,138,265	$10,014	$4,099,007	$(4,964,579)	$(855,558)

Common stock issued in exchange for
consulting services (Note 5)	12,250,000	1,225	985,525	-	986,750

Common stock issued in exchange for
legal services (Note 5)	78,378	8	14,492	-	14,500

Common stock issued in payment for
accounts payable (Note 5)	78,378	8	14,492	-	14,500

Common stock issued in equity
distribution agreement (Note 5)	1,839,926	184	199,816	-	200,000

Net loss	-	-	-	(1,240,199)	(1,240,199)

Balance, June 30, 2006	114,384,947	$11,439	$5,313,332	$(6,202,778)	$(880,007)

See accompanying notes to consolidated financial statements. 5

SIGNATURE LEISURE, INC. Consolidated Statements of Cash Flows (Unaudited)

		For The Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATIONS
Net loss	$ (1,240,199)	$(896,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services (Note 5)	1,001,250	714,100
Depreciation and amortization expense	3,970	-
Changes in assets and liabilities:
Accounts receivable	6,413	10,800
Inventory and other current assets	9,511	-
Accounts payable and accrued liabilities	(18,004)	3,704
Accrued interest	3,198	372
Accrued salaries and related expenses	129,200	143,702

Net cash used in operating activities	$(104,661)	$(23,744)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	-	(1,994)
Purchase of Website	-	(10,000)
Purchase of Customer List	-	(10,000)

Net cash used in investing activities	-	(21,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings (Note 2)	200,000	40,000
Proceeds from loans to related parties (Note 3)	50,084	4,000
Repayments of loans to related parties	(2,500)	-

Net cash provided by financing activities	247,584	44,000

Net change in cash	142,923	(1,738)

Cash at beginning of period	35,543	10,749

Cash at end of period	$178,466	$9,011

See accompanying notes to consolidated financial statements. 6

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the three months ended June 30, 2006 and 2005: Signature Leisure, d.b.a Signature Auto, operates as an independent dealer in motor vehicles within the State of Florida. Parker Productions provides modeling and event staffing services.

E Cubed Technologies, Inc. provides information technology consulting operations. Additionally, E Cubed is an authorized dealer for a company that provides a document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

Management may also consider other opportunities as additional or alternative means to develop revenue for the company.

Inventory

Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at June 30, 2006:

Computer equipment	$16,850

Total inventory	$16,850

Intangible assets

The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the three months ended June 30, 2006 and 2005 totaled $3,333 and $2,500, respectively.

Major classes of intangible assets consist of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005

Web site	$10,000	$10,000
Customer list	10,000	10,000
Accumulated amortization	(9,167)	(2,500)

	$10,833	$17,500

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

General and administrative expenses

General and administrative expenses consist of the following for the three months ended June 30, 2006 and 2005:

	2006	2005

Officer compensation	$125,000	$125,000
Officer bonus	-	150,000
Other G & A expense	105,509	63,923

	$230,509	$338,923

Note 2 Notes payable

On December 31, 2005, the company executed a note with Katalyst combining promissory notes and accrued interest into one in the amount of $69,689. The note carries an eight percent interest rate and matures on December 31, 2006.

Accrued interest on this note payable totaled $7,287 at June 30, 2006.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 3 - Related Party Transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the six months ended June 30, 2006, the Company executed promissory notes totaling $33,667 in exchange for the payment of expenses. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the six months ended June 30, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $33,507 in exchange for the payment of expenses. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid. During the six months ended June 30, 2006, the Company executed promissory notes totaling $15,918 in exchange for the payment of expenses. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the six months ended June 30, 2006.

During July 2006 the above loans were consolidated into one promissory note for both the president and vice president. The president’s note will begin accruing interest at July 15, 2006. The vice president’s note will start accruing interest on July 15, 2007.

During the six months ended June 30, 2006 the company paid a shareholder $2,500 toward an outstanding promissory note. The remaining principal balance of $12,435 is included in the accompanying financial statements as “Indebtedness to related parties”. Accrued interest expense on the note totaled $3,287 at June 30, 2006 and is included in “Accrued interest payable” on the balance sheet.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of June 30, 2006, the president and sole director had not received any payments toward the auto allowance. The balance owed at June 30, 2006 for the auto allowance totaled $25,200, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

No additional bonuses were authorized or accrued for the six months ended June 30, 2006.

As of June 30, 2006, accrued salaries and bonuses of the president and sole director totaled $750,000. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Note 4: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 5 – Stockholder’s Equity

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at June 30, 2006.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Common stock

During the six months ended June 30, 2006, the Company issued 12,406,756 shares of its common stock to consultants in exchange for business consulting services. Stock-based compensation expense of $1,001,250 was recognized in the accompanying financial statements for the six months ended June 30, 2006. The stock is valued using a regression analysis. The analysis uses the prior months mean price on a normal curve to predict decreases in volume.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. 1,839,926 shares have been issued under the Agreement through the date of this report. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. Neither of these conditions has occurred.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the six months ended June 30, 2006 and 2005, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to complete a private placement offering of its common stock to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

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

Employment Agreement - On September 3, 2003, the Company executed an Employment Agreement (the “Agreement”) with its president. Under the terms of the Agreement, the president is to receive a salary of $250,000 per year and an automobile allowance of $700 per month. In addition, the president has the opportunity to a bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to the Company.

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

Vehicle Sales - The Company specializes in both retail and wholesale sales of quality pre-owned cars, trucks and S.U.V.’s. The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. The Company has no intersegment sales during the six months ended June 30, 2006 and 2005. All sales of products and services were to third parties at current market prices. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the six months ended June 30, 2006:

	Corporate	Vehicle	and	Technology
	Division	Sales	Events	Services	Total

Revenues
Vehicle sales	$-	$10,765	$-	$-	$10,765
Service Revenues	-	-	-	10,150	10,150

	-	10,765	-	10,150	20,915

Cost of sales	-	20,639	80	10,438	31,157

Gross profit	-	(9,874)	(80)	(288)	(10,242)

Stock based Legal	-	-	-	-	-
Stock based consulting	1,001,250	-	-	-	1,001,250
Stock based commitment fee	-	-	-	-	-
Contributed Rent	-	-	-	-	-
Interest Expense	3,198	-	-	-	3,198
General and administrative	209,099	7,202	4,218	4,990	225,509

	1,213,547	7,202	4,218	4,990	1,229,957

Net Loss	$ (1,213,547)	$(17,076)	$(4,298)	$(5,278)	$ (1,240,199)

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 9: Subsequent Event

Revenge LLC, Loan and Equity Purchase

On July 18, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

The principal terms and conditions of the agreement are as follows:

1.	Signature agreed to loan Revenge $100,000, (the “Loan”) as follows: $50,000 upon execution of the Agreement by all parties, with the balance on or before July 31, 2006.

2.	Revenge agreed to repay the Loan as follows:

	i.	payment of $7,000 on each of January 1, 2007, April 1, 2007, July 1, 2007, October 1, 2007, January 1, 2008, April 1, 2008 and July 1, 2008; and

	ii.	payment of $100,000 on October 1, 2008.

3.	On or before July 31, 2006, Signature shall pay Revenge an additional $100,000 and shall receive the following as consideration:

	i.	an ownership interest in Revenge equal to 25% of the equity of Revenge, such ownership interest to be subject to the terms of the Operating Agreement;

	ii.	$1,000 from the proceeds of each of the first one hundred (100) cars sold by Revenge hereafter, as return on investment, such sums being due upon receipt and collection of good funds by Revenge;

Neither Signature nor its affiliates had any prior business or familial relationship with parties to this agreement.

Mr. Carnes, President of Signature Leisure, Inc. was introduced to Thomas Cress, owner of Lingenfelter Performance Engineering by his father who has provided engine components and packaging containers to Lingenfelter Performance Engineering for many years.

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2006

The Company reports a net loss of $1,240,199 for the 6-months ended June 30, 2006 or a $0.01 loss per share; versus a net loss of $896,422 for the 6-months ended June 30, 2005 or a $0.04 loss per share.

The net loss for the 6-months ended June 30, 2006 of $1,240,199 is comprised of loss from operations of $1,237,001; plus interest expense of $3,198. Primary contributors to loss from operations for the period included stock-based compensation for other business consulting of $986,750 and general and administrative expenses of $225,509. The comparative net loss for the 6-months ended June 30, 2005 of $896,422 is comprised of loss from operations of $893,963 and interest expenses of $2,459.

Revenues during this period were $20,915 vs. $23,784 for the comparative prior period.

Results of Operations for the Three-Months Ended June 30, 2006

The Company reports a net loss of $471,875 for the 3-months ended June 30, 2006 or a $0.00 loss per share; versus a net loss of $302,720 for the 3-months ended June 30, 2005 or a $0.01 loss per share.

The net loss for the 3-months ended June 30, 2006 of $471,875 is comprised of loss from operations of $470,276; plus interest expense of $1,599. Primary contributors to loss from operations for the period included stock-based compensation for other business consulting of $323,750 and general and administrative expenses of $132,058. The comparative net loss for the 3-months ended June 30, 2005 of $302,720 is comprised of loss from operations of $301,205 and interest expenses of $1,515.

Revenues during this period were $7,086 vs. $16,469 for the comparative prior period.

Liquidity and Capital Resources

During the 6-months ended June 30, 2006 the Company's cash position increased by $142,923. Net cash used in operating activities totaled $104,661; net cash used for investing activities was $-0-; and, $247,584 was provided through financing activities primarily from proceeds from borrowings.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of June 30, 2006, the president and sole director had not received any payments toward the auto allowance. The balance owed at June 30, 2006 for the auto allowance totaled $25,200, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

No additional bonuses were authorized or accrued for the six months ended June 30, 2006.

As of June 30, 2006, accrued salaries and bonuses of the president and sole director totaled $750,000. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

SIGNATURE LEISURE, INC.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. The SEC declared effective the related registration statement on June 9th, 2006. A total of 1,839,926 shares have been issued under the Agreement as of June 30th, 2006 in exchange for $200,000. During the three month period ended June 30, 2006 1,839,926 shares were issued in exchange for $200,000.

The company has utilized the funds received in this three month period ended June 30, 2006 for the following business purposes: to pay for legal fees associated with the filing of the SB-2, to pay rent for office space, to pay for various regularly occurring business expenses, and as part of its overall investment in Revenge Designs LLC.

Notes Payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the six months ended June 30, 2006, the Company executed promissory notes totaling $33,667 in exchange for the payment of expenses. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the six months ended June 30, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $33,507 in exchange for the payment of expenses. The note is due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the six months ended June 30, 2006, the Company executed promissory notes totaling $15,918 in exchange for the payment of expenses. The notes are due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

No interest was paid during the six months ended June 30, 2006.

During July 2006 the above loans were consolidated into one promissory note for both the president and vice president. The president’s note will begin accruing interest at July 15, 2006. The vice president’s note will start accruing interest on July 15, 2007.

During the six months ended June 30, 2006 the company paid a shareholder $2,500 toward an outstanding promissory note. The remaining principal balance of $12,435 is included in the accompanying financial statements as “Indebtedness to related parties”. Accrued interest expense on the note totaled $3,287 at June 30, 2006 and is included in “Accrued interest payable” on the balance sheet.

SIGNATURE LEISURE, INC.

Revenge LLC, Loan and Equity Purchase

On July 18, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

The principal terms and conditions of the agreement are as follows:

1.	Signature agreed to loan Revenge $100,000, (the “Loan”) as follows: $50,000 upon execution of the Agreement by all parties, with the balance on or before July 31, 2006.

2.	Revenge agreed to repay the Loan as follows:

	i.	payment of $7,000 on each of January 1, 2007, April 1, 2007, July 1, 2007, October 1, 2007, January 1, 2008, April 1, 2008 and July 1, 2008; and

	ii.	payment of $100,000 on October 1, 2008.

3.	On or before July 31, 2006, Signature shall pay Revenge an additional $100,000 and shall receive the following as consideration:

	i.	an ownership interest in Revenge equal to 25% of the equity of Revenge, such ownership interest to be subject to the terms of the Operating Agreement;

	ii.	$1,000 from the proceeds of each of the first one hundred (100) cars sold by Revenge hereafter, as return on investment, such sums being due upon receipt and collection of good funds by Revenge

The Signature Leisure, Inc. believes Revenge LLC was a unique opportunity, was able to act on that opportunity and has no plans to seek other similar opportunities.

Mr. Carnes, President of Signature Leisure, Inc. was introduced to Thomas Cress, owner of Lingenfelter Performance Engineering by his father who has provided engine components and packaging containers to Lingenfelter Performance Engineering for many years.

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

Signature Auto

During the quarter ended September 30, 2005, we restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. We currently are evaluating the present market for pre-owned vehicle sales in an effort to determine where to best position to company. Additionally, while the company’s SB-2 was deemed affective on June 9th, 2006, the company’s access to capital to devote to the automobile business is being carefully reviewed and evaluated. Management’s desire is to be judicious with regards to the company utilizing the equity line except when the market for the company’s stock shows strength. It is not the desire of the company to raise capital at any cost; rather the company shall judiciously evaluate the strength of the market for the company’s stock and time the growth and speed of executing the business plan accordingly. As of June 2006, we had no vehicles in inventory and experienced significant losses on the last two vehicles sold from our inventory.

Parker Productions

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Presently the company is providing customers with two basic forms of service. The first type of service is providing staff (models) for area conventions. Such type of services would include providing staff members to assist in managing the company's booth at a convention. The staff member would assist the client with visitors to the client's booth. The second form of service is in the form of beverage promotions. Such promotions take place in area bars, in which Parker staff assist the client to gain product awareness from the bar patrons. The Company continues to work on building its list of clients. During the three month period ended June 30, 2006 we did not produce any revenue from our event staffing operations. We had been relying on a salesperson that was unsuccessful and are evaluating other candidates and options to stimulate this business. We are further evaluating how best to apply available capital to stimulate revenues in our modeling and event staffing business. We are currently preparing some printed materials for distribution locally.

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

SIGNATURE LEISURE, INC.

E Cubed Technologies is an authorized reseller of Dell products. This means we have the ability to purchase computer and network hardware and software at reseller pricing for resale to our clients.

During June 2006, the company conducted a 2-week trial in which 4 individuals conducted a telemarketing campaign to local businesses to evaluate the prospective company's current means of filing documents in addition to determining if the prospect be receptive to have an Ecubed Technology sales person phone to set up a sales evaluation appointment. After the two week trial the company determined that this method of lead generation was not cost affective and the company decided to evaluate other means of lead generation. We are currently preparing some printed materials for distribution locally.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the six months ended June 30, 2006 and 2005, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to complete a private placement offering of its common stock to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

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

SIGNATURE LEISURE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006 Signature Leisure made no unregistered sales of equity Securities.
Other Equity Activity
During the three month period ending June 30, 2006, the Company issued:
500,000 shares of our $0.001 par value common stock to Cynthia Wainwright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $92,500.
750,000 shares of our $0.001 par value common stock to Edward Miers as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $138,750.
156,756 shares of our $0.001 par value common stock to Jeff Mackay as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $29,000.
500,000 shares of our $0.001 par value common stock to July Tomasi as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $92,500.
Pursuant to a Standby Equity Distribution Agreement with Katalyst and the effectiveness of the related registration statement on June
9th, 2006. During the three month period ended June 30, 2006 1,839,926 shares were issued to Katalyst in exchange for $200,000.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2006.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

On July 25, 2006, Signature Leisure, Inc. filed a Report on Form 8-K;
July 18, 2006 event; Section 1 – Registrant’s Business and Operations,
Item 1.01 – Entry into a Material Definitive Agreement – Revenge LLC
July 24, 2006 event; Section 8 – Other Events, Item 8.01 – Press Release,
Signature Leisure Announces Revenge

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: August 14, 2006	By: /s/ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer