Form 10QSB
period 2006-09-30
SIGNATURE LEISURE INC
filed 2006-11-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2006: 156,795,247 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC. Index

SIGNATURE LEISURE, INC. Consolidated Balance Sheet September 30, 2006 (Unaudited)

Assets

Current assets:
Cash	$265,108
Accounts receivable, less allowance for doubtful accounts of $7,405	1,654
Inventory (Note 1)	28,025

Total current assets	294,787

Investment Revenge Designs, LLC	76,448

Equipment, less accumulated depreciation of $1,546	2,277

Loan to Revenge Designs, LLC	200,000

Intangible assets:
Website, net (Note 8)	4,583
Contact list, net (Note 8)	4,583

Total assets	$582,678

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$5,000
Accrued liabilities	710
Customer deposits	3,450
Prepaid service contracts	1,500
Indebtedness to related parties (Note 3)	701,304
Notes payable (Note 2)	50,000
Accrued interest payable	10,603

Total current liabilities	772,567

Shareholders' deficit (Note 5):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
156,795,247 shares issued and outstanding	15,680
Additional paid-in capital	6,453,810
Retained deficit	(6,659,379)

Total shareholders' deficit	(189,889)

Total liabilities and shareholders’ deficit	$582,678

See accompanying notes to consolidated financial statements. 3

SIGNATURE LEISURE, INC. Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Vehicle sales	$ -	$23,575	$ 10,340	$23,575
Service revenues	12,440	4,098	23,015	27,882

Total revenue	12,440	27,673	33,355	51,457

Operating expenses:
Cost of sales:
Vehicles	54	21,480	21,841	22,172
Contract services	8,133	8,223	17,502	15,736

Stock based compensation (Note 5):
Legal services	-	-	14,500	84,000
Other business consulting	152,000	155,214	1,138,750	625,139
Commitment fee	-	-	-	15,000
Contributed rent (Note 7)	-	-	-	1,694
Selling, general and administrative	274,850	123,545	500,403	462,467

Total operating expenses	435,037	317,674	1,692,996	1,226,208

Operating loss	(422,597)	(280,789)	(1,659,641)	(1,174,751)

Loss on LLC Investment	(23,552)	-	(23,552)	-

Interest expense	(8,409)	-	(11,607)	(4,058)

Loss before income taxes	(454,558)	(280,789)	(1,694,800)	(1,178,809)

Provision for income taxes (Note 4)	-	-	-	-

Net loss	$ (454,558)	$(280,789)	$ (1,694,800)	$(1,178,809)

Weighted average loss per share:
Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.01)	$(0.02)

Weighted average number of shares
of common shares outstanding	130,663,748	71,106,080	116,075,566	47,518,148

See accompanying notes to consolidated financial statements. 4

SIGNATURE LEISURE, INC. Consolidated Statements of Changes in Shareholder’s Deficit (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2005	100,138,265	$10,014	$4,099,007	$(4,964,579)	$(855,558)
Common stock issued in exchange for
consulting services (Note 5)	12,250,000	1,225	985,525	-	986,750
Common stock issued in exchange for
legal services (Note 5)	78,378	8	14,492	-	14,500
Common stock issued in payment for
accounts payable (Note 5)	78,378	8	14,492	-	14,500
Common stock issued in equity
distribution agreement (Note 5)	1,839,926	184	199,816	-	200,000
Common stock issued for cash (Note 5)	13,625,035	1,363	408,637	-	410,000
Common stock issued in exchange for
consulting services (Note 5)	4,000,000	400	151,600	-	152,000
Common stock issued for payment of loan
and accrued interest (Note 5)	2,057,993	206	82,513	-	82,719
Common stock issued for payment of
accrued salary and bonus (Note 5)	22,727,272	2,272	497,728	-	500,000

Net loss	-	-	-	(1,694,800)	(1,694,800)

Balance, September 30, 2006	156,795,247	$15,680	$6,453,810	$(6,659,379)	$(189,889)

See accompanying notes to consolidated financial statements. 5

SIGNATURE LEISURE, INC. Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATIONS

Net loss	$ (1,694,800)	$(282,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services (Note 5)	1,153,250	805,278
Depreciation and amortization expense	5,956	-
Loss on LLC investment	23,552	-
Changes in assets and liabilities:
Accounts receivable	6,463	10,800
Inventory and other current assets	1,664	-
Accounts payable and accrued liabilities	(32,389)	489
Accrued interest	501	372
Accrued salaries and related expenses	243,862	(619,102)

Net cash used in operating activities	$(291,941)	$(84,551)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of equipment	-	(3,823)
Payment for loan to Revenge Designs, LLC	(200,000)	-
Purchase of Investment	(100,000)	-

Net cash used in investing activities	(300,000)	(3,823)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings (Note 2)	250,000	40,000
Proceeds from sales of common stock	410,000	-
Proceeds from loans to related parties (Note 3)	176,441	51,362
Repayments of loans to related parties	(14,935)	-

Net cash provided by financing activities	821,506	91,362

Net change in cash	229,565	2,988
Cash at beginning of period	35,543	10,749

Cash at end of period	$265,108	$13,737

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,367	$-

Income taxes	$-	$-

See accompanying notes to consolidated financial statements. 6

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the three months ended September 30, 2006: Signature Leisure, d.b.a Signature Auto, operates as an independent dealer in motor vehicles within the State of Florida. Parker Productions provides modeling and event staffing services.

E Cubed Technologies, Inc. provides information technology consulting operations. Additionally, E Cubed is an authorized dealer for a company that provides a document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

Management may also consider other opportunities as additional or alternative means to develop revenue for the company. Inventory Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at September 30, 2006:

Computer equipment	$16,850
Vehicle inventory	11,175

Total inventory	$28,025

Intangible assets

The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the nine months ended September 30, 2006 and 2005 totaled $5,000 and $4,167, respectively.

Major classes of intangible assets consist of the following at September 30, 2006 and 2005:

	September 30,
	2006	2005

Web site	$10,000	$10,000
Customer list	10,000	10,000
Accumulated amortization	(10,834)	(4,167)

	$9,166	$15,833

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

General and administrative expenses

General and administrative expenses consist of the following for the three months ended September 30, 2006 and 2005:

	2006	2005

Officer compensation	$187,500	$187,500
Officer bonus	-	150,000
Other G & A expense	312,903	124,967

	$500,403	$462,467

Note 2 Notes payable

On December 31, 2005, the company executed a note with Katalyst combining promissory notes and accrued interest into one in the amount of $69,689. The note carries an eight percent interest rate and matures on December 31, 2006.

On July 14, 2006 Katalyst loaned the Company an additional $10,000.

On August 21, 2006 the Company issued Katalyst 2,057,993 shares of common stock in payment of $72,000 principle plus $7,719 in accrued interest.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 3 - Related Party Transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note was due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the nine months ended September 30, 2006, the Company executed promissory notes totaling $188,821 in exchange for the payment of expenses. The notes are due on July 15, 2007. Interest begins to accrue at 12% at July 15, 2006.

No interest was paid during the nine months ended September 30, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $33,507 in exchange for the payment of expenses. The note was due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid. During the nine months ended September 30, 2006, the Company executed promissory notes totaling $28,342 in exchange for the payment of expenses. The notes are due on July 15, 2007. Interest begins to accrue at 12% at that date if the note is not paid.

On September 22, 2006 the vice president was paid back $5,000. No interest was paid during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006 the company paid a shareholder $14,935 plus accrued interest of $3,387 for a total of $18,322 toward an outstanding promissory note.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of September 30, 2006, the president and sole director had not received any payments toward the auto allowance. The balance owed at September 30, 2006 for the auto allowance totaled $27,300, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

No additional bonuses were authorized or accrued for the six months ended September 30, 2006.

On August 30, 2006 the company issued the president 22,727,272 shares of restricted common stock as payment of $250,000 of accrued bonus and $250,000 of accrued salary.

As of September 30, 2006, accrued salaries and bonuses of the president and sole director totaled $312,500. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Note 4: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 5 – Stockholder’s Equity

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at September 30, 2006.

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Common stock

During the nine months ended September 30, 2006, the Company issued 14,906,756 shares of its common stock to consultants in exchange for business consulting services. Stock-based compensation expense of $1,138,750 was recognized in the accompanying financial statements for the nine months ended September 30, 2006. The stock is valued at the closing market price when issued.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. By the terms of this agreement the effective date occurs on the date on which the SEC first declares effective a related registration statement or by mutual written agreement of the parties. The SEC declared effective the related registration statement on June 9th, 2006. A total of 17,522,954 shares have been issued under the Agreement through September 30, 2006.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the nine months ended September 30, 2006 and 2005, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to complete a private placement offering of its common stock to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

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

Vehicle Sales - The Company specializes in both retail and wholesale sales of quality pre-owned cars, trucks and S.U.V.’s. The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. The Company has no intersegment sales during the nine months ended September 30, 2006 and 2005. All sales of products and services were to third parties at current market prices. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the nine months ended September 30, 2006:

			Modeling
	Corporate	Vehicle	and	Technology
	Division	Sales	Events	Services	Total

Revenues
Vehicle sales	$-	$10,765	$-	$-	$10,765
Service Revenues	1,001	-	-	21,650	22,651

	1,001	10,765	-	21,650	33,416

Cost of sales	-	20,692	80	18,571	39,343

Gross profit	1,001	(9,927)	(80)	3,079	(5,927)

Stock based Legal	14,500	-	-	-	14,500
Stock based consulting	138,750	-	-	-	138,750
Loss on LLC investment	23,552	-	-	-	23,552
Interest Expense	11,607	-	-	-	11,607
General and administrative	1,478,997	9,662	6,143	5,662	1,500,464

	1,667,406	9,662	6,143	5,662	1,688,873

Net Loss	$ (1,666,405)	$(19,589)	$(6,223)	$(2,583)	$ (1,694,800)

SIGNATURE LEISURE, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Note 9: Loan and equity purchase agreement

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

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the company loaned Revenge an additional $50,000 to bring the total loan to $100,000. Also on July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest.

On September 29, 2006 the Company loaned Revenge an additional $100,000 to bring the total loan to $200,000. Payments of interest only at 25% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter.

Note 10: Subsequent event

On October 4, 2006 the company issued 50,000,000 common shares to its president in payment of $350,000 of accrued salary, auto allowance and bonuses.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2006

The Company reports a net loss of $1,694,800 for the 9-months ended September 30, 2006 or a $0.01 loss per share; versus a net loss of $1,178,809 for the 9-months ended September 30, 2005 or a $0.02 loss per share.

The net loss for the 9-months ended September 30, 2006 of $1,694,800 is primarily comprised of loss from operations of $1,659,641. Primary contributors to loss from operations for the period included stock-based compensation of $1,138,750 and general and administrative expenses of $500,403. The comparative net loss for the 9-months ended September 30, 2005 of $1,178,809 is primarily comprised of loss from operations; whereas stock-based compensation totaled $724,139 and general and administrative expenses were $462,467.

Revenues during this period were $33,355 vs. $51,457 for the comparative prior period. Results of Operations for the Three-Months Ended September 30, 2006

The Company reports a net loss of $454,558 for the 3-months ended September 30, 2006 or a $0.00 loss per share; versus a net loss of $280,789 for the 3-months ended September 30, 2005 or a $0.00 loss per share.

The net loss for the 3-months ended September 30, 2006 of $454,558 is primarily comprised of loss from operations of $422,597. Primary contributors to loss from operations for the period included general and administrative expenses of $274,850 and stock-based compensation of $152,000. The comparative net loss for the 3-months ended September 30, 2005 of $280,789 is entirely comprised of loss from operations; whereas general and administrative expenses were $123,545 and stock-based compensation totaled $155,214.

Revenues during this period were $12,440 vs. $27,673 for the comparative prior period. Liquidity and Capital Resources

During the 9-months ended September 30, 2006 the Company's cash position increased by $229,565. Net cash used in operating activities totaled $291,941; net cash used for investing activities was $300,000; and, $821,506 was provided through financing activities; primarily; $410,000 from proceeds from sales of common stock and 250,000 from borrowings.

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

During the three month period ended June 30, 2006:
The Company issued Katalyst 1,839,926 shares of common stock in exchange for $200,000.
During the three month period ended September 30, 2006:
The Company issued Katalyst 3,392,857 shares of common stock in exchange for $190,000
The Company issued Katalyst 2,057,993 shares of common stock in payment of $72,000 principle plus
$7,719 in accrued interest.
The Company issued Katalyst 5,970,149 shares of common stock in exchange for $120,000
The Company issued Katalyst 4,262,029 shares of common stock in exchange for $100,000

A total of 17,522,954 shares have been issued under the Agreement through September 30, 2006 for consideration totaling $692,719 for an average price of $0.039 per share The company has utilized the funds received in this three month period ended September 30, 2006 for the following business purposes: to pay for legal fees associated with the filing of the SB-2, to pay rent for office space, to pay for various regularly occurring business expenses, investment in Revenge Designs LLC and to pay for consulting/ promotional services to Silver Cloud Ltd.

Silver Cloud Ltd.

In August, September and October of 2006, the company has engaged the consulting services of Silver Cloud Ltd. to provide consulting and advertising services. As part of the services, Silver Cloud “through its network of contacts shall present any and all pertinent factual information that promotes/profiles Signature Leisure, Inc.” Signature leisure has paid a total of $233,000 in cash for these services.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. As of September 30, 2006, the president and sole director had not received any payments toward the auto allowance. The balance owed at September 30, 2006 for the auto allowance totaled $27,300, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

No additional bonuses were authorized or accrued for the nine months ended September 30, 2006.

On August 30, 2006 the company issued the president 22,727,272 shares of restricted common stock as payment of $250,000 of accrued bonus and $250,000 of accrued salary.

As of September 30, 2006, accrued salaries and bonuses of the president and sole director totaled $312,500. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

SIGNATURE LEISURE, INC.

Notes Payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note was due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the nine months ended September 30, 2006, the Company executed promissory notes totaling $188,821 in exchange for the payment of expenses. The notes are due on July 15, 2007. Interest begins to accrue at 12% at July 15, 2006.

No interest was paid during the nine months ended September 30, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $33,507 in exchange for the payment of expenses. The note was due on July 15, 2006. Interest begins to accrue at 12% at that date if the note is not paid.

During the nine months ended September 30, 2006, the Company executed promissory notes totaling $28,342 in exchange for the payment of expenses. The notes are due on July 15, 2007. Interest begins to accrue at 12% at that date if the note is not paid.

On September 22, 2006 the vice president was paid back $5,000. No interest was paid during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006 the company paid a shareholder $14,935 plus accrued interest of $3,387 for a total of $18,322 toward an outstanding promissory note.

Revenge LLC, Loan and Equity Purchase

On July 18, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

The principal terms and conditions of the agreement are as follows:

4. Signature agreed to loan Revenge $100,000, (the “Loan”) as follows: $50,000 upon execution of the Agreement by all parties, with the balance on or before July 31, 2006.

5. Revenge agreed to repay the Loan as follows: i. payment of $7,000 on each of January 1, 2007, April 1, 2007, July 1, 2007, October 1, 2007, January 1,

     2008, April 1, 2008 and July 1, 2008; and ii. payment of $100,000 on October 1, 2008.

     6. On or before July 31, 2006, Signature shall pay Revenge an additional $100,000 and shall receive the following as consideration: i. an ownership interest in Revenge equal to 25% of the equity of Revenge, such ownership interest to be subject to the terms of the Operating Agreement; ii. $1,000 from the proceeds of each of the first one hundred (100) cars sold by Revenge hereafter, as return on investment, such sums being due upon receipt and collection of good funds by Revenge; Neither Signature nor its affiliates had any prior business or familial relationship with parties to this agreement. On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the company loaned Revenge an additional $50,000 to bring the total loan to $100,000. Also on July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest.

On September 29, 2006 the Company loaned Revenge an additional $100,000 to bring the total loan to $200,000. Payments of interest only at 25% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter.

SIGNATURE LEISURE, INC.

Management Plan of Operations

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

Signature Auto

During the quarter ended September 30, 2005, we restarted the pre-owned vehicle sales dealership in the form of wholesale sales. At present we are not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We are purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. We are evaluating the market for pre-owned vehicle sales in an effort to determine where to best position to company. Additionally, while the company’s SB-2 was deemed affective on June 9th, 2006, the company’s access to capital to devote to the automobile business is being carefully reviewed and evaluated. Management’s desire is to be judicious with regards to the company utilizing the equity line except when the market for the company’s stock shows strength. It is not the desire of the company to raise capital at any cost; rather the company shall judiciously evaluate the strength of the market for the company’s stock and time the growth and speed of executing the business plan accordingly. As of September 30, 2006, we had one vehicle in inventory.

Parker Productions

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Presently the company is providing customers with two basic forms of service. The first type of service is providing staff (models) for area conventions. Such type of services would include providing staff members to assist in managing the company's booth at a convention. The staff member would assist the client with visitors to the client's booth. The second form of service is in the form of beverage promotions. Such promotions take place in area bars, in which Parker staff assist the client to gain product awareness from the bar patrons. The Company continues to work on building its list of clients. During the three month period ended September 30, 2006 we did not produce any revenue from our event staffing operations. We had been relying on a salesperson that was unsuccessful and are evaluating other candidates and options to stimulate this business. We are further evaluating how best to apply available capital to stimulate revenues in our modeling and event staffing business. This business segment currently has no significant operations.

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

During three month period ended September 30, 2006 , the company prepared some printed material and distributed the brochures to businesses in the local area. The company believes that the distribution of promotional brochures has increased the company's level of overall recognition in the local marketplace. The company believes that combining cost efficient marketing techniques coupled with word of mouth referrals to be the most cost effective method for the business to be expanded. Also, the company recently opened discussions with AuthentiDate, Inc., which is the parent company of the DocSTAR product offered by E Cubed Technologies, to coordinate and cosponsor a marketing campaign within E Cubed's sales territory in an effort to increase overall awareness of DocSTAR's availability and product features. The Company continues to seek out cost efficient methods to increase marketplace awareness and develop both a repeat as well as an expanding base of clients.

Consultants/Employees

Signature Leisure currently utilizes five consultant/employees, in addition to our sole officer and director Mr. Carnes, for operations in our business segments. Additional services required for our operations are provided by subcontractors engaged as required.

Signature Leisure, Inc. (Parent)
- Barbra Moran, General Counsel
- Cynthia Wainwright, Administrative Assistant
- Evan Weybright, V.P. Operations
- Ed Miers, Special Advisor
Parker Productions (event staffing)
- Evan Weybright, Operations Coordinator
Signature Auto (auto sales)
- Matt Lettau, Operations Coordinator
E Cubed Technologies (information technology services)
- Evan Weybright, Operations Director
- Matt Lettau, Sales Director

Signature Leisure has recently engaged Barbra Moran as in-house Counsel; she has provided some non-legal business writing for an unrelated company for which Signature Leisure received some revenue. This revenue was booked under Signature Leisure as a corporate segment and may recur in the future. This is not a new operating segment planned for development. The revenue was an opportunity to offset expenses.

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

SIGNATURE LEISURE, INC.

We anticipate incurring operating losses over the next twelve months. Our lack of revenue from our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the nine months ended September 30, 2006, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. The company may utilize this available financing in order to meet its financial requirements over the next twelve months and to fund its business plan.

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
None, for the period ending September 30, 2006.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

October 4, 2006

We issued 3,000,000 shares of our common stock at a price of $0.007 per share for a total of $21,000. This amount was paid in exchange for consulting services rendered by Evan Weybright to Signature Leisure, Inc.

We issued 3,000,000 shares of our common stock at a price of $0.007 per share for a total of $21,000. This amount was paid in exchange for consulting services rendered by Cynthia Wainwright to Signature Leisure, Inc.

We issued 3,000,000 shares of our common stock at a price of $0.007 per share for a total of $21,000. This amount was paid in exchange for consulting services rendered by Barbra Moran to Signature Leisure, Inc. These private transactions we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

October 4, 2006

On October 4, 2006, we sold 50,000,000 shares of our common stock at a price of $0.007 per share for a total of $350,000. This amount was paid in exchange for the satisfaction of $350,000 of accrued bonus and salary owed Stephen W. Carnes.

These shares were sold to Stephen W. Carnes our CEO and sole Director. Mr. Carnes is a beneficial holder of our common stock who directly and indirectly controls 52.1% (inclusive of this purchase) of the issued and outstanding common stock. Prior to this issuance Stephen W. Carnes our CEO and sole Director controlled directly or indirectly 47.9% of the issued and outstanding common stock. This private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

August 30, 2006

On August 30, 2006, we sold 22,727,272 shares of our common stock at a price of $0.022 per share for a total of $500,000. This amount was paid in exchange for the satisfaction of $500,000 of accrued bonus and salary owed Stephen W. Carnes in the amount of $750,000. The Issuance is subject to forfeiture in that the company may revoke the shares within two years of issuance for cause, at its discretion.

These shares were sold to Stephen W. Carnes our CEO and sole Director. Mr. Carnes is a beneficial holder of our common stock who directly and indirectly controls 47.9% (inclusive of this purchase) of the issued and outstanding common stock. Prior to this issuance Stephen W. Carnes our CEO and sole Director controlled directly or indirectly 37.6% of the issued and outstanding common stock. This private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

SIGNATURE LEISURE, INC.

Other Equity Activity
During the three month period ending September 30, 2006, the Company issued:
1,000,000 shares of our $0.001 par value common stock to Cynthia Wainwright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $35,000.
500,000 shares of our $0.001 par value common stock to Evan Weybright as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $17,500.
500,000 shares of our $0.001 par value common stock to Matt Lettau as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $17,500.
500,000 shares of our $0.001 par value common stock to James Watson as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on January 27, 2006 and valued at $17,500.
Pursuant to a Standby Equity Distribution Agreement with Katalyst and the effectiveness of the related registration statement on June
9th, 2006. During the three month period ended September 30, 2006 a total of 15,683,028 shares of common stock were issued to
Katalyst as payment for $492,719 in consideration.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2006.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

October 24, 2006
October 05, 2006 event; Section 3 – Securities and Trading Markets,
Item 3.02 – Unregistered Sales of Equity Securities

September 8, 2006
August 30, 2006 event;	Section 3 – Securities and Trading Markets,
Item 3.02 – Unregistered Sales of Equity Securities

July 25, 2006, Signature Leisure, Inc. filed a Report on Form 8-K;
July 24, 2006 event;	Section 8 – Other Events, Item 8.01 – Press Release,
Signature Leisure Announces Revenge
July 18, 2006 event;	Section 1 – Registrant’s Business and Operations,
Item 1.01 – Entry into a Material Definitive Agreement,
Signature Leisure and Revenge Designs, LLC

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: November 13, 2006	By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer