Form 10KSB
period 2006-12-31
SIGNATURE LEISURE INC
filed 2007-04-13
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49600

SIGNATURE LEISURE, INC. (Exact name of small business issuer as specified in its charter)

S.R. 436, Suite 1035
Casselberry, Florida 32707
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
[ ] YES [X] NO

Issuer's revenues for its most recent fiscal year: $80,680
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $.025 at March 29, 2007 is $2,650,649
The number of shares outstanding of the Registrant's common stock as of December 31, 2006 was 221,795,247
The number of shares outstanding of the Registrant's preferred stock is -0-

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Signature Leisure, Inc.

Table of Contents
Description of Business	3
Description of Property	8
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	9
Market for Common Equity and Related Stockholder Matters	9
Recent Sales of Unregistered Securities	10
Management's Discussion and Analysis or Plan of Operations	11
Financial Statements	16
Changes In / Disagreements with Accountants	22
Controls and Procedures	36
Other Information	36
Directors, Executive Officers, Promoters and Control Persons	36
Section 16(a) Beneficial Ownership Reporting Compliance	38
Code of Ethics	38
Executive Compensation	38
Security Ownership of Certain Beneficial Owners and Management	40
Certain Relationships and Related Transactions	41
Exhibits and Reports on Form 8-K	41
Index to Exhibits and Reports	42
Principal Accountant Fees and Services	43
Signatures	44

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

In February 2004, Signature Leisure completed the registration process to become buyers and sellers of vehicles at five Central Florida vehicle auction facilities. The Company received a license from the State of Florida’s Department of Highway Safety and Motor Vehicles to operate as an independent dealer in motor vehicles. Signature Leisure, Inc., d.b.a. Signature Auto operated this pre-owned automobile dealership at 1111 N. Orlando Avenue, Winter Park, Florida 32789. Signature Leisure, Inc., d.b.a. Signature Auto sold its first six vehicles during the week of March 8th, 2004. The hurricanes that hit Central Florida in August and September 2004 severely damaged the Company’s offices and auto sales facility; subsequently causing the Company to relocate to office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751, such relocation occurring at the end of September 2004. Having been unable to generate profitable auto sales, the Company decided to terminate auto sales operations in January of 2007 and has surrendered its Florida automotive dealer license.

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

In January of 2007 Signature leisure, Inc. formed a Minnesota based corporation under the name of Signature Leisure, Inc. wherein operations are being developed as investor relations and consulting business.

Business of Issuer

The business of Signature Leisure, Inc. during the period ending December 31, 2006 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company and Signature Auto, an independent dealer in motor vehicles. An investor relations and business consulting segment was started in January 2007.

Signature Leisure, Inc. Annual Report

The focus of operations for the next 12-month period will be the operations of Signature Leisure, Inc. (Investor Relations Division), E Cubed Technologies and Parker Productions as currently functioning operating units expected to generate revenues. Signature Leisure, Inc. expects to use profits from each operating units' operations to maintain and grow the operations of each operating unit. Parker Productions operations are being developed as a modeling and event staffing business. The individual models and staff that we provide to our clients operate as independent contractors. E Cubed Technologies operations are being developed as a network and technologies service company. Investor relations operations began in January 2007. Presently, sales revenues from the operations of these operating units are very limited, though we continue to work on building the list of clients for the units. Signature Leisure, Inc. (Investor Relations Division) Signature Leisure, Inc. operations are being developed as investor relations and consulting business. The Company has formed a Minnesota based corporation under the name of Signature Leisure, Inc. Signature presently has offices in Champlin, MN and Fort Wayne, IN. This business segment was started in January 2007.

The addresses are:
Signature Leisure, Inc.	Signature Leisure, Inc.
11108 Zealand Ave N Ste 201	315 E Wallace Street
Champlin , MN 55316	Fort Wayne, IN 46803

Presently the company is providing customers with two basic forms of service. The first form of service is providing investor relations services for publicly traded companies. Signature represents client companies as the primary point of contact for investors acting as an Investor Relations representative for our clients. We field phone calls and emails from investors so that the company management of our clients can focus on operating and growing their businesses rather than fielding inquiries from investors. Presently, we are focused on developing a list of clients that are listed on either the Pink Sheets or the Over-The-Counter Bulletin Boards.

The second form of services is in the form of providing privately held companies with general business consulting services. Signature assists client companies with various projects and business management services. In addition, Signature provides services relating to business structure and organizational management, corporate planning and strategic growth management.

Signature Auto

We restarted the pre-owned vehicle sales dealership in the form of wholesale sales. During fiscal year 2006 we were not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We were purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of the operation was somewhat limited due to available capital, which consisted of a $35,000 loan from our sole officer and director of the company. We closed our previously established floor plan credit lines. No outstanding balances remained on the credit lines. In January 2007, the Company discontinued operations of Signature Auto and cancelled the license with the State of Florida.

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

Signature Leisure, Inc. Annual Report

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

Signature Leisure, Inc. Annual Report

Competitive Business Conditions

Signature Leisure, Inc. (Investor Relations Division)

Providing investor relations services to Pink Sheet and OTC BB listed companies is a niche market. Our competitors consist primarily of smaller privately held companies, as well as individuals, that solicit public companies to become employed as their investor relation’s representative.

Our competitors will target the same public companies that may have an interest in our investor relation’s services and we will only be able to distinguish our services as the result the ultimate quality and efficiency of services that we provide. We will attempt to differentiate our services by building trusted relationships with client companies and the investment community as well as working to build shareholder bases for the long term.

Additionally, the consulting service being provided to privately held companies is a niche market. Our competitors consist primarily of smaller privately held companies, as well as individuals, that assist such companies with consulting services. We will attempt to differentiate our services by providing uniquely structured opportunities for each of our clients to facilitate efficient growth within their business.

Signature Auto - Car Dealership

We operated in a very competitive local market. Within the pre-owned vehicle sales marketplace there were three distinct categories of dealerships. The first is the franchise dealer, which is a dealership that sells pre-owned vehicles in addition to new cars and the business is operated under a franchise from a major manufacturer such as Chrysler, Ford, Chevrolet, Toyota or Nissan. The second category is that of the major regional or nationwide pre-owned vehicle dealer, such as a Carmax as well as Budget Auto Sales. The third category is the independent retailer, which typically consists of a single location, and it is within this third category that we compete. Our competitors included such dealerships as Contemporary Cars Incorporated and MacKey Auto Broker, both local and independently pre-owned dealers.

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

Signature Leisure, Inc. Annual Report

Marketing

Signature Leisure, Inc. (Investor Relations Division)

Within the investor relations segment of this division, we currently focus on Pink Sheet and OTC BBB listed companies. We utilize cold call selling techniques in an attempt to locate potential client whose needs generally match our offerings. We then tailor the services being offered to the potential client to more specifically match the client’s needs. We believe clients rarely compare investor relations companies directly, looking for two, or more, possible providers of a proposed project or job. We believe they typically follow word-of-mouth recommendations, rather than selecting from a menu of possible providers.

Within the consulting services segment of the division, we focus on word-of-mouth referrals from business associates. We believe potential clients rarely would compare our services with other consulting firms because typically potential clients are not even aware of any potential competitors offering similar services.

Signature Auto

No formal direct marketing program was initiated by the Company. The Company did not spend resources to purchase customer lists. In January 2007, the Company discontinued operations of Signature Auto and cancelled the license with the State of Florida.

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

Signature Leisure, Inc. Annual Report

Government Regulation

Other than the local licensing and registration requirements of our former Auto dealership segment, we are not aware of any specific government regulations that we need to comply with in order to operate our businesses. Consultants/Employees Signature Leisure currently utilizes eight consultant/employees, in addition to our sole officer and director Mr. Carnes, for operations in our business segments. Additional services required for our operations are provided by subcontractors engaged as required.

Signature Leisure, Inc. (Parent)

  Cynthia Wainwright, Administrative Assistant
  Barbara Moran, Staff Attorney
  Edward R. Miers, Special Advisor*
  K&L International Enterprises, Inc., Special Advisor**

Signature Leisure, Inc. (Investor Relations Division)

  Edward R. Miers, Sales Director
  Edward G. Miers, Sales associate
  Amber Boyd, Administrative Assistant
  Gemma Mathews, Client Services Administrator

Parker Productions (event staffing)

  Stephen W. Carnes, Sales Director
  Cynthia Wainwright, Administrative Assistant

E Cubed Technologies (information technology services)

- Evan Weybright, Operations Director

*Edward R. Miers assists the Company with corporate strategy and evaluation. **K&L International Enterprises, Inc. assists the Company with corporate strategy and evaluation.

Parker Productions, Inc. maintains a large list of independent contractors for use at tradeshows and promotional events, these contractors used on a random basis wholly dependent upon client need. All independent contractors are contracted on an "as needed" basis.

Description of Property

During the fiscal year ending December 31, 2006 Signature Leisure, Inc. leased office and warehouse space located at 100 Candace Drive, Suite 100, Maitland, Florida 32751. The facilities were leased on a month-by-month basis. Payments under the lease were approximately $3,140 monthly. The Company terminated the lease of these facilities. Signature Leisure, Inc. has office space located at 1375 S.R. 436, Suite 1035, Casselberry, FL 32707. The Company entered into a lease in January of 2007 whereby it utilizes approximately 1,500 sq. ft. of office space in exchange for providing document storage and retrieval services. The lease is on a month-to-month basis. Management believes these facilities are sufficient for our current operations.

Signature Leisure, Inc. has office space located at 11108 Zealand Ave N., Suite 201, Champlin, MN 55316. The Company entered into a lease agreement in January 2007 whereby it utilizes approximately 131 sq. ft. of office space. Currently, we lease this office space on a lease expiring January 31, 2008 for $543.50 per month. Signature Leisure, Inc. has office space located at 315 E. Wallace St, Fort Wayne, IN 46803. The Company entered into a lease agreement in January 2007 whereby it utilizes approximately 2,000 sq ft of office space in exchange for providing document storage and retrieval services. The lease is on a month-to-month basis.

Signature Leisure, Inc. Annual Report

Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the fiscal year ending December 31, 2006.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

YEAR 2005	High Bid	Low Bid

Quarter Ended March 31, 2005	$0.175	$0.055
Quarter Ended June 30, 2005	$0.065	$0.027
Quarter Ended September 30, 2005	$0.053	$0.013
Quarter Ended December 31, 2005	$0.144	$0.015
YEAR 2006	High Bid	Low Bid

Quarter Ended March 31, 2006	$0.268	$0.111
Quarter Ended June 30, 2006	$0.185	$0.08
Quarter Ended September 29, 2006	$0.033	$0.019
Quarter Ended December 29, 2006	$0.009	$0.003

Holders
Signature Leisure, Inc. had 221,795,247 shares of common stock issued and outstanding as of December 31, 2006.
Signature Leisure, Inc.’s shares of outstanding common stock are held by approximately 52 shareholders of record and an undetermined number of holders in street name.
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

Signature Leisure, Inc. Annual Report

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	0	$ 0.0	5,093,244
not approved by shareholders(1)(2)

Total	0	$ 0.0	5,093,244

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

Recent Sales of Unregistered Securities

During the three month period ended December 31 2006, we have issued 50,000,000 shares of our $0.001 par value common stock to our sole Officer and Director Stephen Carnes as payment of $350,000 of the sole officer and director’s accrued compensation. The shares issued were restricted pursuant to Rule 144 and valued at $350,000. During the three month period ended December 31 2006, we have issued 3,000,000 shares of our $0.001 par value common stock to an employee/consultant Evan Weybright as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $21,000.

During the three month period ended December 31 2006, we have issued 3,000,000 shares of our $0.001 par value common stock to an employee/consultant Cynthia Wainwright as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $21,000.

During the three month period ended December 31 2006, we have issued 3,000,000 shares of our $0.001 par value common stock to an employee/consultant Barbra Moran as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $21,000.

During the three month period ended December 31 2006, we have issued 3,000,000 shares of our $0.001 par value common stock to an employee/consultant Matt Lettau as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $21,000.

During the three month period ended December 31 2006, we have issued 3,000,000 shares of our $0.001 par value common stock to an employee/consultant K&L International Enterprises, Inc. as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $21,000.

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

All other sales of unregistered equity securities for the twelve month period ended December 31, 2006 were previously disclosed on our prior Form 10QSB reports or our Current reports on Form 8K.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending December 31, 2006 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company and Signature Auto, an independent dealer in motor vehicles. An investor relations and business consulting segment was started in January 2007. Our focus of operations for the next 12-month period will be develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. intends to use profits from operations to maintain and grow each business segment. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations. To date we have not generated any significant profits from operations in any of our business segments.

Signature Auto

We restarted the pre-owned vehicle sales dealership in the form of wholesale sales. During fiscal year 2006 we were not retailing vehicles, which is to say that we are not holding inventory for the express purpose of selling to the retail public. We were purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. The scope of the operation was somewhat limited due to available capital, which consisted of a $35,000 loan from our sole officer and director of the company. We closed our previously established floor plan credit lines. No outstanding balances remained on the credit lines. In January 2007, the Company discontinued operations of Signature Auto and cancelled the license with the State of Florida.

Parker Productions

Parker Productions, Inc. operations are being developed as a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company. Presently the company is providing customers with two basic forms of service. The first type of service is providing staff (models) for area conventions. Such type of services may include providing staff members to assist in managing the company's booth or assisting the client with visitors to the client's booth. The second form of service is in the form of beverage promotions. Such promotions take place in area bars, in which Parker staff assist the client to gain product awareness from the bar patrons.

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

Signature Leisure, Inc. Annual Report

Financial Condition and Results of Operations

Results of Operations for the Twelve Month period Ended December 31, 2006

During the fiscal year ending December 31, 2006 the Company had revenues of $80,680 and experienced a net operating loss of $2,291,293. Cost of sales for the period totaled $76,880. General and administrative expenses of $505,828 and stock-based compensation totaling $1,466,583 were primary contributors to the net operating loss. During the fiscal year ending December 31, 2005 the Company had revenues of $101,632 and experienced a net operating loss of $1,619,130. Cost of sales for the period totaled $73,810. General and administrative expenses of $723,102 and stock-based compensation totaling $913,773 were primary contributors to the net operating loss. The significant difference in net operating loss for the fiscal years ending December 31, 2006 and 2005 is primarily due to an increase in stock-based compensation for the period ending December 31, 2006.

Cost of Services

For the twelve months ended December 31, 2006, the cost of our services was $76,880, as compared to $73,810 for the twelve months ended December 31, 2005. The costs for the 2006 and 2005 periods were relatively consistent.

Expenses

For the twelve months ended December 31, 2006, our general and administrative expenses were $505,828, as compared to $723,102 for the twelve months ended December 31, 2005. Our general and administrative expenses decreased as a result of a reduction of officer’s bonuses. In 2005, Mr. Carnes received a bonus of $300,000; in 2006 Mr. Carnes did not receive a bonus.

Net Loss

We incurred a net loss of $2,291,293 for the year ended December 31, 2006, compared to a net loss of $1,619,130 for the year ended December 31, 2005.The increased loss was due primarily to an increase in administrative expenses primarily related to a increase in stock based compensation. At December 31, 2006, we had current assets of $91,327 and current liabilities of $432,167, resulting in a working capital deficit of $340,840; comparably, at December 31, 2005, we had current assets of $70,021 and current liabilities of $942,978, resulting in a working capital deficit of $872,957.

Revenue and Cost by Segment

Signature Auto

Revenues from auto sales for the twelve month period ended December 31, 2006 were $22,182 and the related costs of auto sales were $31,980 or approximately 144% of revenue. During fiscal year 2006 we were not retailing vehicles, we were purchasing inventory with the sole purpose of wholesaling the vehicles to other dealers. In January 2007 the Company discontinued operations of Signature Auto.

Parker Productions

Revenues from services for the twelve month period ended December 31, 2006 were $6,720 and the related costs of contracted services were $6,220 or approximately 92% of revenue. Revenues from services for the twelve month period ended December 31, 2005 were $26,575 and the related costs of services were $16,076 or approximately 60% of revenue.

E Cubed Technologies

Revenues from sales and services for the twelve month period ended December 31, 2006 were $44,354 and the related costs were $38,679 or approximately 87% of revenue. Revenues from sales and services for the twelve month period ended December 31, 2005 were $29,206 and the related costs were $12,733 or approximately 44% of revenue.

Signature Leisure, Inc. Annual Report

Investment Activities

Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000. Revenge agreed to pay $7,000 per quarter starting on January

1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $10,480 at December 31, 2006.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through December 31, 2006, the losses incurred by Revenge reduced the Company’s investment to $-0-.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $6,301 at December 31, 2006.

As of December 31, 2006, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $216,781.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2006 the Company received $779,109 net cash provided by financing activities primarily from proceeds from sale of common stock. Net cash used in operating activities totaled $431,173. Cash used in investing activities was $300,000. The resultant overall net increase in cash for the period was $47,936; where the beginning balance for the period was $35,543, the resultant cash balance at the end of the period was $83,479.

During the fiscal year ending December 31, 2005 the Company received $195,859 net cash provided by financing activities primarily from proceeds from loans to related parties. Net cash used in operating activities totaled $147,242. Cash used in investing activities was $23,823. The resultant overall net increase in cash for the period was $24,794; where the beginning balance for the period was $10,749, the cash balance at the end of the period was $35,543.

Currently, the majority of our operations have been funded through loans and from the issuance of our common stock. We have not generated sufficient revenue to pay for our operations. At December 31, 2006, we had a working capital deficit of $340,840; at December 31, 2005, a working capital deficit of $872,957; and, at December 31, 2004, a working capital deficit of $770,200, which means that we did not have sufficient assets to meet our liabilities; we did not have sufficient revenue to pay our debts as they became due.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant losses since inception. During the year ended December 31, 2006 we had a net loss of $2,291,293. Our retained deficit as of December 31, 2006 was $7,255,872. Our total assets for the year ended December 31, 2006 were $100,785. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Signature Leisure, Inc. Annual Report

Notes payable

On December 31, 2005, the company executed a note with Katalyst Capital Group, LTD combining promissory notes and accrued interest into one note in the amount of $69,689. The note carries an eight percent interest rate and matures on December 31, 2006. On July 14, 2006 Katalyst loaned the Company an additional $10,000 under the same terms.

On August 21, 2006 the Company issued Katalyst 2,057,993 shares of common stock in payment of $79,689 principle plus $3,030 in accrued interest. Shares were issued under the terms of a Standby Equity Distribution Agreement (see Note 5 of the accompanying financial statements).

On September 29, 2006 K & L International loaned the company $50,000 in exchange for a promissory note. Payments of interest only at 15% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008.

Related Party Notes Payable Transactions

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note was due on July 15, 2006.

During the year ended December 31, 2006, the Company executed promissory notes totaling $190,866 in exchange for the payment of expenses. The Company paid its president $63,064 in payment toward the notes. Interest began to accrue at 12% at July 15, 2006.

On December 31, 2006, all previously outstanding notes were combined into one promissory note totaling $256,360. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $19,767 at December 31, 2006.

No interest was paid during the year ended December 31, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $21,223 in exchange for the payment of expenses. The note was due on July 15, 2006.

During the year ended December 31, 2006, the Company executed promissory notes totaling $28,353 in exchange for the payment of expenses. The Company paid its vice president $18,000 toward the notes.

On December 31, 2006, all previously outstanding notes were combined into one promissory note totaling $31,576. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007.

No interest was paid during the year ended December 31, 2006.

During the year ended December 31, 2006 the company paid a shareholder $14,935 plus accrued interest of $3,387 for a total of $18,322 toward an outstanding promissory note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Signature Leisure, Inc. Annual Report

Signature Leisure, Inc. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	17
Consolidated Financial Statements
Balance Sheet	18
Statements of Operations	19
Statement of Changes In Shareholders’ Deficit	20
Statements of Cash Flows	21
Notes to Consolidated Financial Statements	22 - 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: Signature Leisure, Inc.

We have audited the accompanying consolidated balance sheet of Signature Leisure, Inc. as of December 31, 2006, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Leisure, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred recurring losses, has negative working capital and a net capital deficiency at December 31, 2006 and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. Management’s plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3, 5 and 7 to the financial statements, the Company has entered into several transactions with its president and sole director including, but not limited to, the issuance of over 120,000,000 shares of the Company’s common stock in exchange for compensation and the approval of $1,050,000 in bonuses under the terms of an employment agreement. Related party transactions are not considered to be arms-length transactions under Generally Accepted Accounting Principles.

Cordovano and Honeck LLP Englewood, Colorado March 23, 2007

SIGNATURE LEISURE, INC. CONSOLIDATED BALANCE SHEET

December 31, 2006

Assets

Current assets:
Cash	$83,479
Inventory (Note 1)	7,848

Total current assets	91,327

Investment in equity securities (Note 10)	-

Equipment, less accumulated depreciation of $1,546	1,958

Notes receivable, less allowance of $200,000 (Note 10)	-

Intangible assets:
Website (Note 8)	3,750
Contact list (Note 8)	3,750

Total assets	$100,785

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$8,185
Accrued liabilities	9,968
Indebtedness to related parties (Note 3)	362,103
Notes payable (Note 2)	50,000
Accrued interest payable (Note 2)	1,911

Total current liabilities	432,167

Shareholders’ deficit (Note 5):
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
221,795,247 shares issued and outstanding	22,180
Additional paid-in capital	6,902,310
Retained deficit	(7,255,872)

Total shareholders’ deficit	(331,382)

Total liabilities and shareholders’ deficit	$100,785

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

Revenues
Vehicle sales	$22,182	$45,182
Service revenues	58,498	56,450

Total revenue	80,680	101,632

Operating expenses:
Cost of sales:
Vehicles	29,688	45,001
Contract services	47,192	28,809

Contributed rent (Note 7)	-	1,694
Selling, general and administrative (Note1)	1,972,411	1,636,875
Provision for doubtful accounts (Note 10)	216,781	-

Total operating expenses	2,266,072	1,712,379

Operating loss	(2,185,392)	(1,610,747)

Interest income	16,781	-
Equity in losses of equity method investee	(100,000)	-
Interest expense	(22,682)	(8,383)

Loss before income taxes	(2,291,293)	(1,619,130)

Provision for income taxes (Note 4)	-	-

Net loss	$(2,291,293)	$(1,619,130)

Weighted average loss per share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares
of common stock outstanding	142,188,472	46,459,033

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Retained

	Shares	Par Value	Capital	Deficit	Total

Balance – December 31, 2004	10,439,130	$ 1,044	$ 2,574,204	$ (3,345,449)	$ (770,201)

Common stock issued in exchange for legal and
consulting services, and commitment fees (Note 5)	48,556,284	4,856	907,223	-	912,079
Common stock issued to an officer in exchange
for accrued compensation (Note 5)	40,000,000	4,000	596,000	-	600,000
Common stock sales	1,142,851	114	19,886	-	20,000
Office space contributed by an affiliate	-	-	1,694	-	1,694
Net loss	-	-	-	(1,619,130)	(1,619,130)

Balance – December 31, 2005	100,138,265	$ 10,014	$ 4,099,007	$ (4,964,579)	$ (855,558)

Common stock issued in exchange for
consulting services (Note 5)	31,250,000	3,125	1,240,625	-	1,243,750
Common stock issued in exchange for
legal services (Note 5)	78,378	8	14,492	-	14,500
Common stock issued for payment for
accounts payable (Note 5)	78,378	8	14,492	-	14,500
Common stock issued for cash under terms of the
equity distribution agreement (Note 5)	15,464,961	1,547	608,453	-	610,000
Common stock issued for payment of
loan and accrued interest (Note 2)	2,057,993	206	82,513	-	82,719
Common stock issued for payment for accrued
salary, bonus and auto allowance (Note 5)	42,965,415	4,296	637,371	-	641,667
Common stock issued for payment for
officer salary (Note 5)	29,761,857	2,976	205,357	-	208,333
Net loss	-	-	-	(2,291,293)	(2,291,293)

Balance – December 31, 2006	221,795,247	$ 22,180	$ 6,902,310	$ (7,255,872)	$ (331,382)

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005

CASH FLOWS FROM OPERATIONS
Net Loss	$ (2,291,293)	$(1,619,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services (Note 5)	1,258,250	913,773
Stock issued for officer compensation	208,333	-
Contributed rent	-	1,694
Depreciation and amortization expense	7,941	6,423
Provision for doubtful accounts	216,781
Loss on LLC investment	100,000	-
Changes in assets and liabilities:
Accounts receivable	15,522	(15,522)
Accrued interest income	(16,781)	-
Allowance for bad debt	(7,405)	7,405
Inventory and other current assets	18,513	(26,361)
Accounts payable and accrued liabilities	(10,369)	17,693
Accrued interest expense	19,295	8,383
Accrued salaries and relayed expenses	50,067	558,400

Net cash used in operating activities	(431,173)	(147,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,823)
Purchase of website	-	(10,000)
Purchase of customer list	-	(10,000)
Cash loan to Revenge Designs, LLC	(200,000)	-
Purchase of 25% investment in Revenge Designs, LLC	(100,000)	-

Net cash used in investing activities	(300,000)	(23,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 2)	60,000	40,000
Proceeds from sale of common stock	610,000	20,000
Proceeds from notes issued to related parties (Note 3)	109,109	135,859

Net cash provided by financing activities	779,109	195,859

Net change in cash	47,936	24,794
Cash, beginning of period	35,543	10,749

Cash, end of period	$ 83,479	$35,543

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Income Taxes	$-	$-

Non-cash investing and financing transactions:
Common stock issued as payment for accrued compensation	$ 641,667	$600,000

Common stock issued as payment for accounts payable	$ 14,500	$-

Common stock issued as payment for note payable	$ 79,689	$-

Common stock issued as payment for accrued interest	$ 3,030	$-

The accompanying notes are an integral part of these financial statements.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Note 1 Nature of business and significant accounting policies

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the years ended December 31, 2006 and 2005: Signature Leisure, d.b.a Signature Auto, operates as an independent dealer in motor vehicles within the State of Florida.

On February 15, 2005, the Company acquired assets from Parker Productions (See Note 8) for the purpose of providing modeling and event staffing services.

In July 2005, E Cubed Technologies, Inc. (“E Cubed”) was incorporated by the Company to assume the existing information technology consulting operations of Signature. Additionally, E Cubed is an authorized dealer for a company that provides document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

Management may also consider other opportunities as additional or alternative means to develop revenue for the company.

Consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc. and E Cubed Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventory

Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at December 31, 2006:

Docstar System	$7,848

Total Inventory	$7,848

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently estimated at three years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal. Depreciation expense totaled $1,274 and $590 for the years ended December 31, 2006 and 2005, respectively.

Intangible assets

The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the year ended December 31, 2006 and 2005 totaled $6,667 and $5,833, respectively.

Major classes of intangible assets consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Web site	$10,000	$10,000
Customer list	10,000	10,000
Accumulated amortization	(12,500)	(5,833)

	$7,500	$14,167

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses of $40 and $565 as of December 31, 2006 and December 31, 2005, respectively.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

General and administrative expenses

General and administrative expenses consist of the following for the three months ended December 31, 2006 and 2005:

	2006	2005

Officer compensation	$41,667	$250,000
Officer bonus	-	300,000
Stock Based Compensation: (Note 5)
Legal services	14,500	95,875
Officer salary	208,333	-
Consulting services	1,243,750	802,898
Commitment fee	-	15,000
Consulting service	243,210	-
Legal fees	87,451	22,000
Other G & A expense	133,500	151,102

	$1,972,411	$1,636,875

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature or are payable on demand.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation. The Company had no stock awards outstanding at December 31, 2006.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

method, which requires the application of the accounting standard as of the beginning in 2006. The Company’ financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’ financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards at the date of the award. Stock compensation expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company did not issue any options or warrants during 2006. All stock based compensation is awarded based on board resolution and valued at the market value at the date of the resolution.

Prior to the adoption of SFAS 123(R), The Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R did not change the accounting for stock issued to nonemployees, which were previously recorded under the fair value method under SFAS 123.

Recent pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control ever financial reporting. The internal control report must include a statement, of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
  of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;
  of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and
  that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a)	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d)	Clarifies that concentrations of’ credit risk in the form of subordination are not embedded derivatives.

e)	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In March 2006, The FASB issued SEAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b)	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c)	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

d)	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e)	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of this guidance is not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Note 2 Notes payable

On December 31, 2005, the company executed a note with Katalyst Capital Group, LTD combining promissory notes and accrued interest into one note in the amount of $69,689. The note carries an eight percent interest rate and matures on December 31, 2006. On July 14, 2006 Katalyst loaned the Company an additional $10,000 under the same terms.

On August 21, 2006 the Company issued Katalyst 2,057,993 shares of common stock in payment of $79,689 principle plus $3,030 in accrued interest. Shares were issued under the terms of a Standby Equity Distribution Agreement (see Note 5).

On September 29, 2006 K & L International loaned the company $50,000 in exchange for a promissory note. Payments of interest only at 15% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008.

Note 3 Related party transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note was due on July 15, 2006.

During the year ended December 31, 2006, the Company executed promissory notes totaling $190,866 in exchange for the payment of expenses. The Company paid its president $63,064 in payment toward the notes. Interest began to accrue at 12% at July 15, 2006.

On December 31, 2006, all previously outstanding notes were combined into one promissory note totaling $256,360. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $19,767 at December 31, 2006.

No interest was paid during the year ended December 31, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $21,223 in exchange for the payment of expenses. The note was due on July 15, 2006.

During the year ended December 31, 2006, the Company executed promissory notes totaling $28,353 in exchange for the payment of expenses. The Company paid its vice president $18,000 toward the notes.

On December 31, 2006, all previously outstanding notes were combined into one promissory note totaling $31,576. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007.

No interest was paid during the year ended December 31, 2006.

During the year ended December 31, 2006 the company paid a shareholder $14,935 plus accrued interest of $3,387 for a total of $18,322 toward an outstanding promissory note.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at December 31, 2006 for the auto allowance totaled $12,733, which is included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

No additional bonuses were authorized or accrued for the year ended December 31, 2006.

On August 30, 2006 the company issued the president 22,727,272 shares of restricted common stock as payment of $250,000 of accrued bonus and $250,000 of accrued salary.

On October 4, 2006 the company issued the president 50,000,000 shares of restricted common stock as payment of $125,000 of accrued bonus, $208,333 of salary expense and $16,667 of accrued auto allowance..

As of December 31, 2006, accrued salaries and bonuses of the president and sole director totaled $41,667. These accruals are included in the accompanying condensed consolidated financial statements as “Indebtedness to related parties”.

Note 4 Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2006 and 2005:

	For the years ended
	December 31,

	2006	2005

U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal benefit	3.63%	3.63%
Permanent book-to-tax differences	-0.04%	-0.01%
Net operating loss carryforward	-37.59%	-37.62%

Effective tax rate	0.00%	0.00%

Net deferred tax assets consist of the following:

		For the years ended
		December 31,

	2006	2005

Gross deferred tax asset	$ 2,587,847	$ 1,726,550
Gross deferred tax liability	-	-
Valuation allowance	(2,587,847)	(1,726,550)

Net deferred tax asset	$-	$-

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

At December 31, 2006, the Company’s current tax benefit consisted of a net tax asset of $2,493,694, due to operating loss carryforwards of $7,155,872, which was fully allowed for, in the valuation allowance of $2,493,694. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2006 and 2005 totaled $861,297 and $608,641, respectively. Net operating loss carryforwards will expire through 2026. The Company did not pay any income taxes during the year ended December 31, 2006 or 2005.

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

Note 5 Stockholder’s equity

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2006.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of December 31, 2006, the Company has 5,093,244 shares remaining for allocation under the plan. Shares issued for services are recorded at the fair value of the services provided.

During the year ended December 31, 2006, the Company issued 31,328,378 shares of its common stock to consultants in exchange for business legal and consulting services. Stock-based compensation expense of $1,258,250 was recognized in the accompanying financial statements for the year ended December 31, 2006. The stock is valued at the closing market price when issued. The transactions were recorded at fair market value. During 2006, the Company issued 78,378 shares of common stock to its attorney as payment for $14,500 in accrued legal fees outstanding at December 31, 2005.

During 2006, the Company issued 42,965,415 shares of common stock to its president as payment for $641,667 in accrued salary, bonuses and auto allowance. The transactions were recorded at fair market value.

During 2006, the Company issued 29,761,857 shares of common stock to its president as payment for $208,333 in officer salary. The transactions were recorded at fair market value.

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

Signature Leisure, Inc.

Notes to Consolidated Financial Statements.

Reverse stock split

On January 18, 2005, the Company held a Special Shareholders Meeting and ratified a 40:1 reverse stock split. The split resulted in 10,439,130 outstanding common shares at January 1, 2005. Shares issued prior to January 18, 2005 have been restated to reflect the reverse stock split.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. 15,464,961 shares have been issued under the Agreement through December 31, 2006.

Note 6 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has negative working capital and a net capital deficiency at December 31, 2006 and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the year ended December 31, 2006 and 2005, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to utilize funding from its Standby Equity Distribution Agreement (Note 5) to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Note 7 Commitments and contingencies

Leases - The Company leases office space in on a month by month basis. Payments under the lease are approximately $3,140 per month (see Note 11).

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Employment Agreement - On September 3, 2003, the Company executed an Employment Agreement (the “Agreement”) with its president. Under the terms of the Agreement, the president is to receive a salary of $250,000 per year and an automobile allowance of $700 per month. In addition, the president has the opportunity to earn a bonus of $150,000 for each additional merger and/or acquisition and/or business unit start-up brought to the Company.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Note 8 Asset acquisition

On February 15, 2005, the Company acquired assets from Parker Productions (“Parker”), a sole proprietorship operating in the State of Florida. Parker’s operations consisted of modeling and event staffing services. The Company acquired the assets (including the website www.parkerproductions.com, a contact list of models and clients, and use of the name Parker Productions) in exchange for the following:

1)	$20,000 cash;

2)	A structured agreement to pay 2% of the net profits of the Parker Productions division to Jill Reynolds (former owner of the Parker assets) for as long as the Company operates the Parker Productions division or for a minimum of ten years, whichever period is longer.

3)	Ear-marked $20,000 cash as “seed capital” for use within the Parker Productions division.

During February 2005, Signature incorporated a new company with the name Parker Productions, Inc. (“PPI”). PPI is a wholly owned subsidiary of Signature. Following Signature’s acquisition of the Parker assets, Signature placed the assets in PPI.

The website and contact list are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the nine months ended December 31, 2005 totaled $5,834 and for the year ended December 31, 2005 totaled $6,667. Estimated aggregate amortization in future years is as follows:

Year ended December 31,
2007……………………………	6,667
2008 …………………………	832

Total	$7,499

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

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. The Company has no intersegment sales during the years ended December 31, 2006 and 2005. All sales of products and services were to third parties at current market prices. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the year ended December 31, 2006 and 2005:

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

			2006
			Modeling
	Corporate	Vehicle	and	Technology
	Division	Sales	Events	Services	Total

Revenues
Vehicle sales	$-	$22,182	$-	$-	$22,182
Service Revenues	7,423	-	6,720	44,354	58,497
Interest income	16,781	-	-	-	16,781

	24,204	22,182	6,720	44,354	97,460

Cost of sales	-	31,980	6,220	38,679	76,879

Gross profit	24,204	(9,798)	500	5,675	20,581

Stock based Legal	14,500	-	-	-	14,500
Stock based consulting	1,243,750	-	-	-	1,243,750
Interest Expense	22,682	-	-	-	22,682
Loss on LLC Investment	100,000	-	-	-	100,000
Provision for doubtful accoun	216,781	-	-	-	216,781
General and administrative	688,237	10,055	8,109	7,760	714,161

	2,285,950	10,055	8,109	7,760	2,311,874

Net Loss	$ (2,261,746)	$(19,853)	$(7,609)	$(2,085)	$ (2,291,293)

Total assets	$64,230	$-	$11,079	$25,476	$100,785

Percent of total	64%	0%	11%	25%	100%

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

			2005
			Modeling
	Corporate	Vehicle	and	Technology
	Division	Sales	Events	Services	Total

Revenues
Vehicle sales	$-	$45,182	$-	$-	$45,182
Service Revenues	669	-	26,575	29,206	56,450

	669	45,182	26,575	29,206	101,632

Cost of sales	-	45,001	16,076	12,733	73,810

Gross profit	669	181	10,499	16,473	27,822

Stock based Legal	95,875	-	-	-	95,875
Stock based consulting	802,898	-	-	-	802,898
Stock based commitment fee	15,000	-	-	-	15,000
Contributed Rent	1,694	-	-	-	1,694
Interest Expense	8,383	-	-	-	8,383
General and administrative	672,861	19,921	12,469	17,851	723,102

	1,596,711	19,921	12,469	17,851	1,646,952

Net Loss	$ (1,596,042)	$(19,740)	$(1,970)	$(1,378)	$ (1,619,130)

Total assets	$22,077	$18,830	$18,926	$27,587	$87,420

Percent of total	25%	22%	22%	32%	100%

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Note 10 – Loan and equity purchase agreement

Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000. Revenge agreed to pay $7,000 per quarter starting on January

1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $10,480 at December 31, 2006.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through December 31, 2006, the losses incurred by Revenge reduced the Company’s investment to $-0-.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $6,301 at December 31, 2006.

As of December 31, 2006, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $216,781.

Neither Signature nor its affiliates had any prior business or familial relationship with parties to this agreement.

Note 11 – Subsequent Events

The company entered into a lease in January of 2007 where they lease space in exchange for providing document storage and retrieval services. The lease is on a month to month basis.

In January of 2007 the company discontinued operations of Signature Auto and cancelled the license with the State of Florida.

In January of 2007 the company formed a wholly owned subsidiary in Minnesota to provide investor relation services.

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

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:
NAME	POSITION(S)	TENURE
Stephen W. Carnes	President, Director	January 20, 2003 to present
Office Street Address:	1375 S.R. 436, Suite 1035
Casselberry, FL 32707
Telephone:	(407) 599-2886
Stephen W. Carnes serves as the President of Signature Leisure, Inc. and is the Company's sole director.

Employment History
Employer	Title	Dates of Position
Signature Leisure, Inc. (OTC BB: SGLS)	President and CEO	February 2003 to Present
Renovo Holdings, Inc. (OTC BB: RNVO)	President and CEO	July 2003 to Present
Renovo Holdings is a publicly traded company on the Over-the-Counter Bulletin Board under the symbol
RNVO. Renovo Holdings is presently a development stage company that intends to capitalize upon the niche market opportunities within the commercial and residential restoration service markets.
Self-employed as an independent manufacturers representative		1998 through 2003
acting as an outside sales representative for various companies
Founder and co-owner of a private public relations firm that		2000 through 2003
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

Signature Leisure, Inc. Annual Report

Significant employees/consultants are as follows:

Evan Weybright	Vice President, Operations	October 2004 to present
Evan Weybright was promoted to Vice President of Operations of Signature Leisure, Inc. in June 2005.
Employment History
Employer	Title	Dates of Position
Bob Rohrman Nissan-Infiniti	Service Consultant	9/2002 through 8/2004
Self-employed as a Network and Systems Engineer Consultant		1999 through 2002
Education
No formal Degrees conferred.

Edward R. Miers	Special Advisor, Consultant	June 2004 to present
Ed Miers assists us with corporate strategy and evaluation. Additionally, Mr. Miers provides consulting services for
Signature Auto's operations.
Employment History
Employer	Title	Dates of Position
GREM USA	President/CEO	August 2003 to Present
Founder and co-owner of a private public relations firm that		2000 through 2003
assisted companies with marketing and public relations
Education
No formal Degrees conferred.

Signature Leisure, Inc. Annual Report

The directors of Signature Leisure, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Signature Leisure, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2006 were filed.

Code of Ethics

On June 6, 2005, our board of directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics was filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the period ending December 31, 2005.

Signature Leisure, Inc. Annual Report

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended December 31, 2006, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary
			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Steven W. Carnes	2006	250,000	0	8,400	0	0	0	0
President and Director
	2005	250,000	300,000	8,400	0	0	0	0
	2004	250,000	750,000	8,400	0	0	0	0
	2003	125,000	0	4,200	0	0	0	10,800

Significant employees/consultants

During the twelve month period ended December 31 2006, we have issued 2,750,000 shares of our $0.001 par value common stock to Ed Miers, a consultant, as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registrations filed with the SEC as amended on January 27, 2006 and valued at $271,950

During the twelve month period ended December 31 2006, we have issued 6,000,000 shares of our $0.001 par value common stock to Andra Espinoza, a consultant, as compensation for services. The shares issued were unrestricted pursuant to an S-8 Registrations filed with the SEC as amended on January 27, 2006 and valued at $373,200

During the twelve month period ended December 31 2006, we have issued 5,500,000 shares of our $0.001 par value common stock to Cynthia Wainwright, a consultant, as compensation for services. 2,500,000 of the shares issued were unrestricted pursuant to an S-8 Registrations filed with the SEC as amended on January 27, 2006 and valued at $190,800. 3,000,000 of the shares were issued as Restricted under Rule 144 and were valued at $21,000.

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

Signature Leisure, Inc. Annual Report

On October 4, 2006 the company issued the president 50,000,000 shares of restricted common stock as payment of $125,000 of accrued bonus, $208,333 of accrued salary and $16,667 of accrued auto allowance.

As of December 31, 2006, Signature Leisure, Inc. had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

We currently do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

There was no compensation paid to any directors of Signature Leisure, Inc. as director’s fees for the twelve month period ended December 31, 2006.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned at:

December 31, 2006:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Stephen W. Carnes	115,769,271 shares	52%
President, Director
4185 W. Lake Mary Blvd, # 137.
Lake Mary, FL 32746

Total shares outstanding as of December 31, 2006 were 221,795,247 held by approximately 52 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Signature Leisure, Inc. Annual Report

Certain Relationships and Related Transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005 the Company executed a $128,558 promissory note. The note was due on July 15, 2006.

During the year ended December 31, 2006, the Company executed promissory notes totaling $190,866 in exchange for the payment of expenses. The Company paid its president $63,064 in payment toward the notes. Interest began to accrue at 12% at July 15, 2006.

On December 31, 2006, all previously outstanding notes were combined into one promissory note totaling $256,360. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $19,767 at December 31, 2006.

No interest was paid during the year ended December 31, 2006.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2005, the Company executed a promissory note totaling $21,223 in exchange for the payment of expenses. The note was due on July 15, 2006.

During the year ended December 31, 2006, the Company executed promissory notes totaling $28,353 in exchange for the payment of expenses. The Company paid its vice president $18,000 toward the notes.

On December 31, 2006, all previously outstanding notes were combined into one promissory note totaling $31,576. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007.

No interest was paid during the year ended December 31, 2006.

During the year ended December 31, 2006 the company paid a shareholder $14,935 plus accrued interest of $3,387 for a total of $18,322 toward an outstanding promissory note.

Leases

The Company had leased office space on a month by month basis; and, payments under that lease were approximately $3,140 per month. The Company subsequently entered into a lease in January of 2007 where they lease space in exchange for providing document storage and retrieval services. The lease is on a month to month basis.

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

On October 4, 2006 the company issued the president 50,000,000 shares of restricted common stock as payment of $125,000 of accrued bonus, $208,333 of accrued salary and $16,667 of accrued auto allowance.

As of December 31, 2006, outstanding accrued salaries and bonuses of the president and sole director totaled $41,667. No additional bonuses were authorized or accrued for the year ended December 31, 2006.

Signature Leisure, Inc. Annual Report

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the period ending December 31, 2006; and all Reports on Form 8-K filed by the registrant as to the date of the filing of this Report on Form 10-KSB;

October 24, 2006
Report on Form 8-K; Section 3; Item 3.02 - Unregistered sale of Equity Securities
September 8, 2006
Report on Form 8-K; Section 3; Item 3.02 - Unregistered sale of Equity Securities
July 25, 2006
Report on Form 8-K; Section 1; Item 1.01 - Entry into a Material Definitive Agreement
Section 8; Item 8.01 - Press Release
Section 9; Item 9.01 - Exhibits: Material Agreement

Index to Exhibits and Reports

Signature Leisure, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation as amended, Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on July 14, 2004; as filed with the registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004; as filed with the Securities and Exchange Commission on April 18, 2005.

3.2	Bylaws; as filed with the registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004; as filed with the Securities and Exchange Commission on April 18, 2005.

Signature Leisure, Inc. includes herewith the following exhibits:

10.1	Contract – Micro Mammoth – dated 03/20/2007

10.2	Contract – Detailed Home Inspection – dated 03/30/2007

10.3	Contract – One Source Development – dated 03/30/2007

31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

Signature Leisure, Inc. Annual Report

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2006 and 2005 were: $19,200 and $10,340, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2006 and 2005 were: $ 0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2006 and 2005.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2006 and 2005.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Signature Leisure, Inc.
Registrant

Date: April 12, 2007	By:	\s\ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2007	By:	\s\ Stephen W. Carnes, President

Stephen W. Carnes, President and Director
Principal Executive Officer and Principal Accounting Officer