Form 10QSB
period 2007-03-31
SIGNATURE LEISURE INC
filed 2007-05-15
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 000-49600

SIGNATURE LEISURE, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	50-0012983

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1375 Semoran Boulevard, Suite 1035
Castleberry, Florida 32707

(Address of principal executive offices)

(407) 599-2886

(Issuer's telephone number)

100 Candace Drive, Suite 100
Maitland, Florida 32751

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2007: 231,277,271 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC. Index

SIGNATURE LEISURE, INC. Consolidated Balance Sheet March 31, 2007 (Unaudited)

Assets

Current assets:
Cash	$7,071
Investment in marketable securities (Note 4)	207,193
Note receivable, less allowance of $200,000 (Note 11)	-
Inventory (Note 1)	7,848

Total current assets	222,112

Equipment, less accumulated depreciation of $909	776

Intangible assets:
Website, net	2,917
Contact list, net	2,917

Total assets	$228,722

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$5,000
Accrued liabilities	10,000
Deferred revenue	375
Indebtedness to related parties (Note 3)	567,263
Line of credit (Note 5)	18,985
Notes payable (Note 2)	75,000
Accrued interest payable (Notes 2 and 3)	31,456

Total current liabilities	708,079

Shareholders' deficit (Note 7):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
231,277,271 shares issued and outstanding	23,128
Additional paid-in capital	6,969,862
Retained deficit	(7,472,347)

Total shareholders' deficit	(479,357)

Total liabilities and shareholders’ deficit	$228,722

See accompanying notes to consolidated financial statements. 3

SIGNATURE LEISURE, INC. Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

Revenues:
Consulting	$60,000	$-
Service revenues	-	3,539

Total revenue	60,000	3,539

Operating expenses:
Cost of sales:
Website design	500	-
Subcontract	2,060	-
Sales consultant	17,700	-
Contract services	-	3,464

Selling, general and administrative (Note 1)	349,372	759,949
Provision for doubtful accounts (Note 10)	13,370	-

Total operating expenses	383,002	763,413

Operating loss from continuing operations	(323,002)	(759,874)

Interest income	13,372	-
Gain on sale of marketable securities (Note 4)	31,775	-
Unrealized gain on marketable securities (Note 4)	71,394	-
Interest expense	(10,014)	(1,599)

Loss before income taxes from continuing operations	(216,475)	(761,473)

Provision for income taxes (Note 4)	-	-

Net loss from continuing operations	(216,475)	(761,473)

Loss from discontinued operations (note 12)	-	(16,772)

Net loss	$ (216,475)	$(778,245)

Weighted average loss per share:
Continuing operations	$(0.00)	$(0.01)

Discontinued operations	$(0.00)	$(0.00)

Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	227,209,306	104,766,043

See accompanying notes to consolidated financial statements. 4

SIGNATURE LEISURE, INC. Consolidated Statements of Changes in Shareholder’s Deficit (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2006	221,795,247	$22,180	$6,902,310	$(7,255,872)	$(331,382)
Common stock issued in exchange for
consulting services (Note 7)	9,482,024	948	67,552	-	68,500

Net loss	-	-	-	(216,475)	(216,475)

Balance, March 31, 2007	231,277,271	$23,128	$6,969,862	$(7,472,347)	$(479,357)

See accompanying notes to consolidated financial statements. 5

SIGNATURE LEISURE, INC. Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATIONS

Net loss	$(216,475)	$(778,245)

Loss from discontinued operations	-	16,772

Net loss from continuing operations	(216,475)	(761,473)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Stock issued for services (Note 7)	68,500	663,000
Depreciation and amortization expense	1,986	1,985
Gain on sale of equity securities	(31,775)	-
Unrealized gain on investments	(71,394)	-
Changes in assets and liabilities:
Accounts receivable	-	7,063
Inventory and other current assets	-	(9,002)
Accounts payable and accrued liabilities	(2,780)	(18,541)
Deferred revenue	-	-
Accrued interest	9,778	1,599
Accrued salaries and related expenses	214,600	64,599

Net cash used in operating activities	(27,560)	(50,770)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of equity securities	(255,000)	-
Proceeds from sale of equity securities	150,976	-
Proceeds from sale of computer	864	-

Net cash used in investing activities	(103,160)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings (Note 2)	43,985	-
Proceeds from loans from related parties (Note 3)	38,627	26,972
Repayments of loans to related parties	(28,300)	(2,500)

Net cash provided by financing activities	54,312	24,472

Net cash provided by discontinued operations	-	1,741
Net change in cash	(76,408)	(24,557)
Cash at beginning of period	83,479	35,543

Cash at end of period	$7,071	$10,986

See accompanying notes to consolidated financial statements. 6

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and significant accounting policies

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the three months ended March 31, 2007 and 2006: Signature Leisure, d.b.a Signature Auto, operates as an independent dealer in motor vehicles within the State of Florida (see Note 11).

Parker Productions operates for the purpose of providing modeling and event staffing services.

E Cubed Technologies, Inc. provides the information technology consulting operations of Signature. Additionally, E Cubed is an authorized dealer for a company that provides document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

In January of 2007 the Company formed a wholly owned subsidiary, Signature Leisure, Inc. in the State of Minnesota to provide business consulting services to assist non public companies who are going public. Additionally, the Company provides investor relation services to these companies by fielding inquiries from investors. During the course of these services the Company is given the opportunity to invest in the client’s common stock at arm’s length.

Management may also consider other opportunities as additional or alternative means to develop revenue for the company.

Consolidation

The consolidated financial statements for the three months ended March 31, 2007 and 2006 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and reevaluates such determinations at each balance-sheet date. Marketable equity securities are carried at fair market value and classified as trading securities, with the unrealized gains and losses are reported as a component of net loss in the Statement of Operations.

Inventory

Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at March 31, 2007:

DocStar System	$7,848

Total Inventory	$7,848

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently estimated at three years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal. Depreciation expense totaled $380 and $380 for the three months ended March 31, 2007 and 2006, respectively. Intangible assets The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization expense for the three months ended March 31, 2007 and 2006 totaled $1,666 and $1,666, respectively.

Major classes of intangible assets consist of the following at March 31, 2007 and 2006:

3 1 -M ar

		2 0 0 7	2 0 0 6

W eb site		$1 0 ,0 0 0	$1 0 ,0 0 0
C u sto m er list		1 0 ,0 0 0	1 0 ,0 0 0
A ccu m u lated	am o rtizatio n	(1 4 ,1 6 6 )	(7 ,5 0 0 )

		$5 ,8 3 4	$1 2 ,5 0 0

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

The Company recognizes revenue for modeling and event staffing services in the period the services are provided. The Company recognizes revenue from information technology consulting operations and document imaging and retrieval solutions when services are provided or when software is shipped.

The Company recognizes revenue from investor relation services when services are provided. Business consulting services are contracted for over a course of one year and recognized monthly.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses of $270 and $0 as of March 31, 2007 and 2006, respectively.

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

General and administrative expenses

General and administrative expenses consist of the following for the three months ended March 31, 2007 and 2006:

	2007	2006

Officer compensation	$62,500	$62,500
Officer bonus	150,000	-
Stock-based compensation: (Note 5):
Legal services	2,000	-
Consulting services	66,500	663,000
Legal fees	13,350	15,953
Other G & A expense	55,022	18,496

	$349,372	$759,949

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature or are payable on demand.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities. Earnings per share The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation. The Company had no stock awards outstanding at March 31, 2007.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock compensation expense recognized during the period is based on the value of share-based awards at the date of the award. Stock compensation expense for the three months ended March 31, 2007 and 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). 2006 stock compensation also includes expense for any share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Note 2 Notes payable

On September 29, 2006 K & L International loaned the Company $50,000 in exchange for a promissory note. Payments of interest only at 15% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. Accrued interest payable at March 31, 2007 totaled $3,760.

On February 28, 2007, an individual loaned the Company $25,000 in exchange for a promissory note. The principal is due on May 1, 2007. Interest will begin to accrue at 12% on any unpaid balance on that date.

Note 3 - Related party transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to president. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $19,767 at December 31, 2006.

During the three months ended March 31, 2007, the Company executed promissory notes totaling $39,633 in exchange for the payment of expenses. The Company paid its president $26,300 toward the notes. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007. Accrued interest for the period totaled $7,929. Total debt to president totaled $268,687 and accrued interest totaled $27,696 at March 31, 2007, respectively.

     No interest was paid during the three months ended March 31, 2007. The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $31,576. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007.

No interest was paid during the year ended December 31, 2006.

During the three months ended March 31, 2007 the Company paid the vice-president $2,000 toward the balance of the note.

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at March 31, 2007 for the auto allowance totaled $14,833, which is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

For the three months ended March 31, 2007, accrued salaries of the president and sole director totaled $62,500. At March 31, 2007 accrued salaries totaled $104,167. These accruals are included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Note 4 – Investments

The Company has the opportunity to purchase equity securities at arms length from its investor relations clients. These investments are classified as trading securities and are short-term and turned over quickly. The investments are recorded on the books at market value. The cost of the investments held at March 31, 2007 was $135,799. The Company recorded an unrealized gain on equity investments of $71,394 for the three months ended March 31, 2007. The total market value at March 31, 2007 was $207,193. For the three months ended March 31, 2007 the Company had realized gains of $31,775 and proceeds from the sale of equity securities of $150,976.

Note 5 – Line of credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The Company made $18,985 in advances on the line of credit. The remaining unused line of credit at March 31, 2007 was $1,015.

Note 6 – Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 7 – Stockholders’ equity

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at March 31, 2007.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of March 31, 2007, the Company has 1,411,220 shares remaining for allocation under the plan. Shares issued for services are recorded at the fair value of the services provided.

During the three months ended March 31, 2007, the Company issued 9,482,024 shares of its common stock to consultants in exchange for business legal and consulting services. Stock-based compensation expense of $68,500 was recognized in the accompanying financial statements for the three months ended March 31, 2007. The transactions were recorded at fair value on the date of issuance.

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. 15,464,961 shares have been issued under the Agreement through March 31, 2007.

Note 8 - Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has negative working capital and a net capital deficiency at March 31, 2007 and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the three months March 31, 2007, the Company has been dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to utilize funding from its Standby Equity Distribution Agreement (Note 5) to raise sufficient financing in order to meet its financial requirements over the next twelve months and to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Note 9 - Commitments and contingencies

Leases – The Company entered into a lease in January of 2007 whereby it utilizes office space in exchange for providing document storage and retrieval services. The lease is on a month to month basis.

The Company entered into a lease in January of 2007 to utilize office space for the services of investor relations. The term of the lease is for one year.

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

Note 10 - Segment reporting

Company’s method of internal reporting segregates its business by product/service. The Company’s reportable segments are as follows: Modeling and Event Staffing Services – A full service modeling, event staffing and promotion company.

Information Technology consulting operations - an authorized dealer for DocSTAR (Document Storage and Retrieval) which provides clients with a document imaging and retrieval solution and offers software products for the document imaging industry with a suite of software solutions that securely scans, stores and retrieves documents.

Vehicle Sales - The Company specializes in both retail and wholesale sales of quality pre-owned cars, trucks and S.U.V.’s. The vehicle sales operations were discontinued in January 2007.

In January 2007, the Company formed Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) to provide business consulting services to assist non public companies who are going public. Additional, the Company provides investor relation services to these companies by fielding inquiries from investors. During the course of these services the Company is given the opportunity to invest in the client’s common stock at arm’s length.

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. The Company has no intersegment sales during the three months ended March 31, 2007 and 2006. All sales of products and services were to third parties at current market prices. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the three months ended March 31, 2007 and 2006:

			March 31, 2007

			Modeling
	Corporate	Investor	and	Technology
	Division	Relations	Events	Services	Total

Revenues
Consulting	$ -	$60,000	$-	$-	$ 60,000
Sale of securities	-	31,775	-	-	31,775
Unrealized gain on securities	-	71,394	-	-	71,394
Interest income	13,372	-	-	-	13,372

	13,372	163,169	-	-	176,541

Cost of sales	-	20,260	-	-	20,260

Gross profit	13,372	142,909	-	-	156,281

Stock based legal	2,000	-	-	-	2,000
Stock based consulting	66,500	-	-	-	66,500
Interest expense	10,014	-	-	-	10,014
Loss on LLC investment	-	-	-	-	-
Provision for doubtful account	13,370	-	-	-	13,370
General and administrative	266,320	12,241	1,819	492	280,872

	358,204	12,241	1,819	492	372,756

Loss from continuing operations	(344,832)	130,668	(1,819)	(492)	(216,475)
Loss from discontinued operations	-	-	-	-	-

Net Profit (Net loss)	$ (344,832)	$130,668	$(1,819)	$(492)	$ (216,475)

Total assets	$ 71,096	$140,274	$9,412	$7,940	$ 228,722

Percent of total	31%	61%	4%	3%	100%

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		March 31, 2006

		Modeling
	Corporate	and	Technology
	Division	Events	Services	Total

Revenues
Vehicle sales	$ -	$-	$-	$ -
Service revenues	-	-	3,539	3,539

	-	-	3,539	3,539

Cost of sales	-	80	3,384	3,464

Gross profit	-	(80)	155	75

Stock based legal	-	-	-	-
Stock based consulting	663,000	-	-	663,000
Stock based commitment fee	-	-	-	-
Contributed rent	-	-	-	-
Interest expense	1,599	-	-	1,599
General and administrative	94,734	1,917	298	96,949

	759,333	1,917	298	761,548

Loss from continuing operations	(759,333)	(1,997)	(143)	(761,473)
Loss from discontinued operations	(16,772)	-	-	(16,772)

Net loss	$(776,105)	$(1,997)	$(143)	$ (778,245)

Total assets	$ 20,787	$16,254	$25,412	$ 62,453

Percent of total	33%	26%	41%	100%

Note 11 - Loan and equity purchase agreement

Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000. Revenge agreed to pay $7,000 per quarter starting on January 1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $17,480 at March 31, 2007.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through March 31, 2007, the losses incurred by Revenge reduced the Company’s investment to $-0-.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $12,671 at March 31, 2007.

As of March 31, 2007, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $230,151.

Neither Signature nor its affiliates had any prior business or familial relationship with parties to this agreement.

SIGNATURE LEISURE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Discontinued operations

In January 2007, The Company discontinued its auto sales operations. The Company cancelled its auto dealers license with the State of Florida. The discontinued segment did not have any long-lived assets. Additionally, there are not any contingent liabilities or on-going cash flows as a result of discontinuing the auto sale segment. No adjustments were made to any previously reported amounts. The only assets attributable to the segment were cash and inventory, which was sold in normal course of business during 2006. The results of operations for the three months ended March 31, 2007 and 2006 are as follows:

		2007		2006

Vehicle sales	$		-	$10,290
Cost of sales			-	18,569

Gross profit			-	(8,279)

General and administrative			-	(8,493)

Net loss	$		-	$(16,772)

Note 13 – Subsequent events

The Company has entered into six annual contracts to provide business consulting relating to assisting companies that are going public. Each of these contracts is for $150,000 over a period of 12 months for a total of $600,000. These contracts are to provide services for the period April 1, 2007 to March 31, 2008.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending March 31, 2007 included the operations of Parker Productions, Inc., a modeling and event staffing business and E Cubed Technologies, an information technology services company. An investor relations and business consulting segment was started in January 2007. Our focus of operations for the next 12-month period will be develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. intends to use profits from operations to maintain and grow each business segment. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations. To date we have not generated any significant profits from operations in any of our business segments.

Signature Auto

In January 2007, the Company discontinued its auto sales operations. The Company cancelled its auto dealer’s license with the State of Florida. The discontinued segment did not have any long-lived assets. Additionally, there are not any contingent liabilities or on-going cash flows as a result of discontinuing the auto sale segment. No adjustments were made to any previously reported amounts. The only assets attributable to the segment were cash and inventory, which was sold in normal course of business during 2006.

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

SIGNATURE LEISURE, INC.

Investor Relations

In January 2007, the Company formed Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) to provide business consulting services to assist non public companies who are going public. Additional, the Company provides investor relation services to these companies by fielding inquiries from investors. During the course of these services the Company is given the opportunity to invest in the client’s common stock at arm’s length.

The Company has entered into six annual contracts to provide business consulting relating to assisting companies that are going public. Each of these contracts is for $150,000 over a period of 12 months for a total of $600,000. These contracts are to provide services for the period April 1, 2007 to March 31, 2008.

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
- Matt Lettau, Sales Director

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2007

The Company reports a net loss of $216,475 for the 3-months ended March 31, 2007; versus a net loss of $778,245 for the 3-months ended March 31, 2006.

The net loss for the 3-months ended March 31, 2007 of $216,475 is primarily comprised of loss from operations of $323,002; offset by gains realized from marketable securities. General and administrative expenses for the period ending March 31, 2007 were $349,372, which included: $212,500 for officer compensation and bonus; $68,500 for stock-based compensation; $13,350 for legal fees and $55,022 for other general and administrative costs. The comparative net loss for the 3-months ended March 31, 2006 of $778,245 is primarily comprised of loss from operations; whereas general and administrative expenses were $759,949: which included stock-based compensation of $663,000 for consulting services.

Revenues during this period were $60,000 vs. $3,539 for the comparative prior period. This increase is due to the new operations of the investor relations segment.

Liquidity and Capital Resources

During the 3-months ended March 31, 2007 the Company's cash position decreased by $76,408. Net cash used in operating activities totaled $27,560; net cash used for investing activities was $103,160; and $54,312 was provided through financing activities.

SIGNATURE LEISURE, INC.

Investment Activities

a)	Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst. Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. 15,464,961 shares have been issued under the Agreement through March 31, 2007.

b)	Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000. Revenge agreed to pay $7,000 per quarter starting on January 1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $17,480 at March 31, 2007.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through March 31, 2007, the losses incurred by Revenge reduced the Company’s investment to $-0-.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $12,671 at March 31, 2007.

As of March 31, 2007, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $230,151.

Neither Signature nor its affiliates had any prior business or familial relationship with parties to this agreement.

c)	Investor Relations Clients

In January 2007, the Company formed Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) to provide business consulting services to assist non public companies who are going public. Additional, the Company provides investor relation services to these companies by fielding inquiries from investors.

The Company has the opportunity to purchase equity securities at arms length from its investor relations clients. These investments are classified as trading securities and are short-term and turned over quickly. The investments are recorded on the books at market value. The cost of the investments held at March 31, 2007 was $135,799. The Company recorded an unrealized gain on equity investments of $71,394 for the three months ended March 31, 2007. The total market value at March 31, 2007 was $207,193. For the three months ended March 31, 2007 the Company had realized gains of $31,775 and proceeds from the sale of equity securities of $150,976.

SIGNATURE LEISURE, INC.

Officer Compensation

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at March 31, 2007 for the auto allowance totaled $14,833, which is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

For the three months ended March 31, 2007, accrued salaries of the president and sole director totaled $62,500. At March 31, 2007 accrued salaries totaled $104,167. These accruals are included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Notes Payable

On September 29, 2006 K & L International loaned the Company $50,000 in exchange for a promissory note. Payments of interest only at 15% of the unpaid balance will begin on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. Accrued interest payable at March 31, 2007 totaled $3,760. On February 28, 2007, an individual loaned the Company $25,000 in exchange for a promissory note. The principal is due on May 1, 2007. Interest will begin to accrue at 12% on any unpaid balance on that date.

Notes Payable (Related Party)

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to president. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $19,767 at December 31, 2006.

During the three months ended March 31, 2007, the Company executed promissory notes totaling $39,633 in exchange for the payment of expenses. The Company paid its president $26,300 toward the notes. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007. Accrued interest for the period totaled $7,929. Total debt to president totaled $268,687 and accrued interest totaled $27,696 at March 31, 2007, respectively.

No interest was paid during the three months ended March 31, 2007.

The following notes were issued to the Company’s vice president and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $31,576. The note matures on July 15, 2007. The note carries a 12% interest rate on any balances that remain outstanding after July 15, 2007. No interest was paid during the year ended December 31, 2006.

During the three months ended March 31, 2007 the Company paid the vice-president $2,000 toward the balance of the note.

Line of Credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The Company made $18,985 in advances on the line of credit. The remaining unused line of credit at March 31, 2007 was $1,015.

SIGNATURE LEISURE, INC.

Management’s Plan of Operations

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

SIGNATURE LEISURE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2007, we have issued 5,000,000 shares of our $0.001 par value common stock to an employee/consultant Edward R. Miers as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $37,500.

During the three month period ended March 31, 2007, we have issued 200,000 shares of our $0.001 par value common stock to an employee/consultant Edward G. Miers as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $1,500.

During the three month period ended March 31, 2007, we have issued 200,000 shares of our $0.001 par value common stock to an employee/consultant Dwone Williams as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $1,500.

During the three month period ended March 31, 2007, we have issued 200,000 shares of our $0.001 par value common stock to an employee/consultant Amber Boyd as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $1,500.

During the three month period ended March 31, 2007, we have issued 200,000 shares of our $0.001 par value common stock to an employee/consultant Gemma Matthews as compensation for services. The shares issued were restricted pursuant to Rule 144 and valued at $1,500.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	0	$ 0.0	1,411,220
not approved by shareholders(1)(2)

Total	0	$ 0.0	1,411,220

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

During the three month period ended March 31 2007, we have issued 3,682,024 shares of our $0.001 par value common stock to employees/consultants as compensation under the Plan. The shares issued were valued at $25,000.

SIGNATURE LEISURE, INC.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2007.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
10.1 Contract – Total Recreation Development, Inc – dated 04/17/2007
10.2 Contract – Enzyme Consultants Organization, Inc – dated 04/24/2007
10.3 Contract – VoiceNet.net, Inc – dated 04/27/2007
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
No Reports on Form 8-K were filed by the registrant for the period ending March 31, 2007.

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: May 14, 2007	By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer