Form 10QSB
period 2007-06-30
SIGNATURE LEISURE INC
filed 2007-08-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2007: 234,477,965 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC. Index

SIGNATURE LEISURE, INC. Condensed Consolidated Balance Sheet June 30, 2007 (Unaudited)

Assets

Current assets:
Cash	$16,293
Investment in marketable securities	455,310
Notes receivable	360,000
Accrued interest	1,894
Inventory	7,848

Total current assets	841,345

Equipment, less accumulated depreciation of $1,385	610

Intangible assets:
Website, net	2,083
Contact list, net	2,083

Total assets	$846,121

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$7,000
Deferred revenue	375
Indebtedness to related parties	672,192
Line of credit	18,540
Notes payable, related party	75,000
Accrued interest payable	3,760

Total current liabilities	776,867

Shareholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
234,477,965 shares issued and outstanding	23,448
Additional paid-in capital	7,029,355
Retained deficit	(6,983,549)

Total shareholders' deficit	69,254

Total liabilities and shareholders’ deficit	$846,121

See notes to condensed consolidated financial statements. 3

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Consulting	$ 655,000	$-	$ 715,000	$-
Service revenues	-	7,036	-	10,575

Total revenue	655,000	7,036	715,000	10,575

Operating expenses:
Subcontract	32,280	-	34,430	-
Selling, general and administrative	174,848	477,008	555,803	1,230,500

Total operating expenses	207,128	477,008	590,143	1,230,500

Operating income (loss)	447,872	(469,972)	124,857	(1,219,925)

Interest income	1,894	-	15,266	-
Loss on sale of marketable securities	(46,804)	-	(15,029)	-
Unrealized gain on marketable securities	98,824	-	(170,219)	-
Interest expense	(12,886)	(1,599)	(22,990)	(3,198)

Income (loss) before income taxes	488,900	(471,571)	272,323	(1,223,123)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	488,900	(471,571)	272,323	(1,223,123)

Loss from discontinued operations	-	(304)	-	(17,076)

Net income (loss)	$ 488,900	$(471,875)	$ 272,323	$(1,240,199)

Weighted average income (loss) per share:
Basic and diluted	$ 0.00	$(0.00)	$ 0.00	$(0.01)

Weighted average number of
common shares outstanding	232,792,845	112,533,140	230,016,499	108,660,578

See notes to condensed consolidated financial statements. 4

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2006	221,795,247	$22,180	$6,902,310	$(7,255,872)	$(331,382)
Common stock issued in exchange for
consulting services	12,682,718	1,268	127,045	-	128,313

Net income	-	-	-	272,323	272,323

Balance, June 30, 2007	234,477,965	$23,448	$7,029,355	$(6,983,549)	$69,254

See notes to condensed consolidated financial statements. 5

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATIONS

Net income (loss)	$ 272,323	$ (1,240,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	128,313	1,001,250
Depreciation and amortization expense	3,819	3,970
Loss on sale of equity securities	15,029	-
Unrealized gain on investments	(170,219)	-
Changes in assets and liabilities:
Accounts receivable	-	6,413
Notes receivable	(360,000)	-
Accrued interest receivable	(1,894)	-
Inventory and other current assets	-	9,511
Accounts payable and accrued liabilities	(10,778)	(18,004)
Accrued interest payable	1,894	3,198
Accrued salaries and related expenses	279,200	129,200

Net cash provided by (used in) operating activities	157,642	(104,661)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of equity securities	(996,136)	-
Proceeds from sale of equity securities	696,615	-
Proceeds from sale of computer	864	-

Net cash used in investing activities	(298,657)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	18,985	200,000
Repayment of borrowings	(445)	-
Proceeds from loans from related parties	124,349	50,084
Repayments of loans from related parties	(69,060)	(2,500)

Net cash provided by financing activities	73,829	247,584

Net change in cash	(67,186)	142,923
Cash at beginning of period	83,479	35,543

Cash at end of period	$16,293	$178,466

Interest paid	$-	$-

Income tax paid	$-	$-

Non cash transactions:
Stock issued for services	$ 128,313	$1,001,250

See notes to condensed consolidated financial statements. 6

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the period ended December 31, 2006.

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the six months ended June 30, 2007 and 2006: Parker Productions operates for the purpose of providing modeling and event staffing services.

E Cubed Technologies, Inc. provides the information technology consulting operations of Signature. Additionally, E Cubed is an authorized dealer for a company that provides document imaging and retrieval solutions through software products that securely scan, store, and retrieve documents.

In January of 2007 the Company formed a wholly owned subsidiary, Signature Leisure, Inc. in the State of Minnesota to provide business consulting services to assist non public companies who are going public. Additionally, the Company provides investor relation services to these companies by fielding inquiries from investors. During the course of these services the Company is given the opportunity to invest in the client’s common stock.

Consolidation

The unaudited condensed consolidated financial statements for the six months ended June 30, 2007 and 2006 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of acquisition and reevaluates such determinations at each balance-sheet date. Marketable equity securities are carried at fair market value and classified as trading securities, with the unrealized gains and losses reported as a component of net loss in the Statement of Operations.

Inventory

Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at June 30, 2007:

DocStar System	$7,848

Total Inventory	$7,848

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently estimated at three years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal. Depreciation expense totaled $486 and $637 for the six months ended June 30, 2007 and 2006, respectively. Intangible assets The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization expense for the six months ended June 30, 2007 and 2006 totaled $3,333 and $3,333, respectively. Major classes of intangible assets consist of the following at June 30, 2007:

Web site	$10,000
Customer list	10,000
Accumulated amortization	(15,834)

$4,166

Long-Lived Assets and Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), when current events or circumstances indicate that the carrying value of an asset may not be recoverable, the Company tests the carrying value of the asset. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment is recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value.

Revenue recognition

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, investment in marketable securities, notes receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature or are payable on demand.

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

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of 2006. The Company’s financial statements as of and for the six months ended June 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards at the date of the award. Stock compensation expense for the six months ended June 30, 2007 and 2006 includes compensation expense for the share-based awards.

Note 2 Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based upon current operating levels, the Company may require additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. During the six months June 30, 2007, the Company was partially dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to generate sufficient revenues from consulting and investor relations to fund its business plan. There is no assurance that the Company will be successful in raising additional funds. The Company has a Standby Equity Distribution Agreement (Note 7) that can be used to raise sufficient financing in order to meet its financial requirements.

Note 3 - Related party transactions

Notes receivable

The Company sold 18,000,000 shares of a client company to three of its shareholder for $360,000. Each shareholder purchased 6,000,000 shares for $120,000. The notes are due on August 31, 2007. Accrued interest at June30, 2007 total $1,894.

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $39,883 at June 30, 2007.

During the six months ended June 30, 2007, the Company executed promissory notes to its president totaling $109,409 as reimbursement for payment of expenses. The notes matured on July 15, 2007. Accrued interest for the period totaled $20,115. Total debt to president totaled $297,703 and accrued interest totaled $39,883 at June 30, 2007.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No interest was paid during the six months ended June 30, 2007.

A promissory note was issued to the Company’s vice president on December 31, 2006 in the amount of $31,576. The note was paid during the six months ended June 30, 2007.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. Accrued interest payable at June 30, 2007 totaled $3,760.

On February 28, 2007, a shareholder loaned the Company $25,000 in exchange for a promissory note. The principal was due on May 1, 2007. The note was amended to have principal due on September 1, 2007.

Accrued compensation and common stock

Commencing July 1, 2003, the Company began accruing an annual salary of $250,000 for its president and sole director based on an employment agreement executed in 2003. In addition, under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at June 30, 2007 for the auto allowance totaled $14,833, which is included in “Indebtedness to related parties”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in “Indebtedness to related parties”.

For the six months ended June 30, 2007, accrued salaries of the president and sole director totaled $125,000. At June 30, 2007 accrued salaries totaled $166,167. These accruals are included in “Indebtedness to related parties”.

Note 4 – Investments

The Company may purchase equity securities from its investor relations clients. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at June 30, 2007 was $285,091. The Company recorded an unrealized gain on equity investments of $170,219 for the six months ended June 30, 2007. For the six months ended June 30, 2007 the Company had realized losses of $15,029 from the sale of equity securities.

Note 5 – Line of credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The Company made $18,985 in advances on the line of credit. The Company made principal payments of $445. The remaining unused line of credit at June 30, 2007 was $1,460.

Note 6 – Income taxes

The Company incurred net operating losses and has a valuation allowance equal to the deferred tax benefit.

Note 7 – Stockholders’ equity

Preferred stock

The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at June 30, 2007.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of June 30, 2007, the Company has issued all shares under the plan. Shares issued for services are recorded at the fair value of the services provided.

During the six months ended June 30, 2007, the Company issued 12,682,418 shares of its common stock to consultants in exchange for business legal and consulting services. Stock-based compensation expense of $128,313 was recognized in the accompanying financial statements for the six months ended June 30, 2007.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 15,464,961 shares have been issued under the Agreement through June, 2007.

Note 8 - Commitments and contingencies

Leases – The Company entered into a lease in January of 2007 whereby it utilizes office space in exchange for providing document storage and retrieval services. The lease is on a month to month basis. The value of the services exchanged for rent is $3,000 per month.

The Company entered into a lease in January of 2007 to utilize office space for the services of investor relations. The term of the lease is for one year. Rent expenses for the six months ended June 30, 2007 was $3,741.

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

Note 9 - Segment reporting

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

Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) provides business consulting services and investor relations services to assist non public companies who are going public.

Note 10 - Loan and equity purchase agreement

Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000 with interest at 25%. Revenge agreed to pay $7,000 per quarter starting on January 1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $15,390, at June 30, 2007.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through June 30, 2007, the losses incurred by Revenge reduced the Company’s investment to $0.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $14,555 at June 30, 2007.

As of June 30, 2007, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $229,945.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Discontinued operations

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

Note 12 – Subsequent events

In July of 2007 the Company declared a dividend to be paid in the form of shares of common stock in one of the client companies that they provide investor relation services and business consulting services to. The company shareholders will receive one share of the client company for each share they own.

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. The note is due on July 31, 2007. If unpaid at that date interest begins to accrue at 15% (APR) on the unpaid balance monthly.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending June 30, 2007 included the operations of Parker Productions, Inc., a modeling and event staffing business; E Cubed Technologies, an information technology services company; and an investor relations and business consulting segment which was started in January 2007. Our focus of operations for the next 12-month period will be develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. intends to use profits from operations to maintain and grow each business segment. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations.

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

E Cubed Technologies has business operations in the greater Orlando, Florida area. We are an authorized dealer for DocStar, one of the leading document imaging solution builders. DocSTAR, which is a product of AuthentiDate, Inc., provides clients with a document imaging and retrieval solution. DocSTAR (Document Storage and Retrieval) offers software products for the document imaging industry with a suite of software solutions that securely scans, stores and retrieves documents.

E Cubed Technologies is an authorized reseller of Dell products. This means we have the ability to purchase computer and network hardware and software at reseller pricing for resale to our clients.

SIGNATURE LEISURE, INC.

Investor Relations

In January 2007, the Company formed Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) to provide business consulting services to assist non public companies who are going public. Additionally, the Company provides investor relation services to these companies by fielding inquiries from investors. During the course of these services the Company is given the opportunity to invest in the client’s common stock.

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
- Matt Lettau, Sales Director

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2007

The Company reports a net income of $488,900 for the three months ended June 30, 2007; versus a net loss of $471,875 for the three months ended June 30, 2006. The significant factors for achieving such change for the two comparative periods include for the period ending June 30, 2007; an increase in revenue of approximately $600,000 and a decrease in selling, general and administrative expenses of approximately $300,000.

The net income for the three months ended June 30, 2007 of $488,900 is primarily comprised of income from operations of $447,872. General and administrative expenses for the period ending June 30, 2007 were $174,848. The comparative net loss for the three months ended June 30, 2006 of $471,875 is primarily comprised of loss from operations.

Revenues during this period were $655,000 vs. $7,036 for the comparative prior period. This increase is due to the new operations of the investor relations segment.

Liquidity and Capital Resources

During the 6-months ended June 30, 2007 the Company's cash position decreased by $67,186. Net cash provided by operating activities totaled $157,642; net cash used for investing activities was $298,657; and $73,829 was provided through financing activities.

SIGNATURE LEISURE, INC.

Investment Activities

a)	Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 15,464,961 shares have been issued under the Agreement through June, 2007.

b)	Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000 with interest at 25%. Revenge agreed to pay $7,000 per quarter starting on January 1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $15,390, at June 30, 2007.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through June 30, 2007, the losses incurred by Revenge reduced the Company’s investment to $0.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $14,555 at June 30, 2007.

As of June 30, 2007, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $229,945.

c)	Investor Relations Clients

In January 2007, the Company formed Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) to provide business consulting services to assist non public companies who are going public. Additional, the Company provides investor relation services to these companies by fielding inquiries from investors.

The Company has the opportunity to purchase equity securities from its investor relations clients. These investments are classified as trading securities and are short-term and turned over quickly. The investments are recorded on the books at market value.

The cost of the investments held at March 31, 2007 was $135,799. The Company recorded an unrealized gain on equity investments of $71,394 for the three months ended March 31, 2007. The total market value at March 31, 2007 was $207,193. For the three months ended March 31, 2007 the Company had realized gains of $31,775 and proceeds from the sale of equity securities of $150,976.

The cost of the investments held at June 30, 2007 was $285,091. The Company recorded an unrealized gain on equity investments of $170,219 for the six months ended June 30, 2007. For the six months ended June 30, 2007 the Company had realized losses of $15,029 from the sale of equity securities.

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

For the six months ended June 30, 2007, accrued salaries of the president and sole director totaled $125,000. At June 30, 2007 accrued salaries totaled $166,167. These accruals are included in “Indebtedness to related parties”.

Notes Receivable

The Company sold 18,000,000 shares of a client company to three of its shareholder for $360,000. Each shareholder purchased 6,000,000 shares for $120,000. The notes are due on August 31, 2007. Accrued interest at June30, 2007 total $1,894.

Notes Payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carries a 12% interest rate and matures on July 15, 2007. Accrued interest payable on the note totaled $39,883 at June 30, 2007.

During the six months ended June 30, 2007, the Company executed promissory notes to its president totaling $109,409 as reimbursement for payment of expenses. The note matured on July 15, 2007. Accrued interest for the period totaled $20,115. Total debt to president totaled $297,703 and accrued interest totaled $39,883 at June 30, 2007.

No interest was paid during the six months ended June 30, 2007.

A promissory note was issued to the Company’s vice president on December 31, 2006 in the amount of $31,576. The note was paid during the six months ended June 30, 2007.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. Accrued interest payable at June 30, 2007 totaled $3,760.

On February 28, 2007, a shareholder loaned the Company $25,000 in exchange for a promissory note. The principal was due on May 1, 2007. The note was amended to have principal due on September 1, 2007.

Line of Credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The Company made $18,985 in advances on the line of credit. The Company made principal payments of $445. The remaining unused line of credit at June 30, 2007 was $1,460.

SIGNATURE LEISURE, INC.

Management’s Plan of Operations

We have begun to develop more significant revenue through the operations of our new segment Signature Minnesota which provides consulting services. We cannot anticipate at this time that enough positive internal operating cash flow until such time as we can generate sustained and substantial revenues. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations may not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We anticipate incurring operating losses over the next twelve months. Our lack of revenue from our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their development stage. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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
None, for the period ending June 30, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2007, we have issued 1,000,000 shares of our $0.001 par value common stock to a consultant Downshire Capital, Inc. as compensation for services related to our Investor relations services segment. The shares issued were restricted pursuant to Rule 144 and valued at $18,000.

During the three month period ended June 30, 2007, we have issued 789,474 shares of our $0.001 par value common stock to a consultant Robert Thomas as compensation for services related to our Investor relations services segment. The shares issued were restricted pursuant to Rule 144 and valued at $15,000.

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

Equity Compensation Plan Information

The following table provides information as of June 30, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	0	$ 0.0	0
not approved by shareholders(1)(2)(3)

Total	0	$ 0.0	0

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
(3) As of June 30, 2007, the Company has issued all shares under the plan.

During the three month period ended June 30, 2007, we have issued 516,884 shares of our $0.001 par value common stock to an employee/consultant Edward R. Miers as compensation for services under the Plan. The shares issued were valued at $9,813.

During the three month period ended June 30, 2007, we have issued 789,473 shares of our $0.001 par value common stock to an employee/consultant Cynthia Wainwright as compensation for services under the Plan. The shares issued were valued at $15,000.

During the three month period ended June 30, 2007, we have issued 105,263 shares of our $0.001 par value common stock to an employee/consultant Michael Ajzenman as compensation for services under the Plan. The shares issued were valued at $9,813.

SIGNATURE LEISURE, INC.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending June 30, 2007

Item 5. Other Information

Subsequent events

In July of 2007 the Company declared a dividend to be paid in the form of shares of common stock in one of the client companies that they provide investor relation services and business consulting services to. The company shareholders will receive one share of the client company for each share they own.

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. The note is due on July 31, 2007. If unpaid at that date interest begins to accrue at 15% (APR) on the unpaid balance monthly.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

June 26, 2007 Current Report on Form 8-K; Item 4.01 Changes in Registrant’s Certifying Accountant

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007

Signature Leisure, Inc. By: /s/ Stephen W. Carnes, President Stephen W. Carnes, President Principal Executive Officer Principal Accounting Officer