Form 10QSB
period 2007-09-30
SIGNATURE LEISURE INC
filed 2007-11-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007
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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2007: 234,477,965 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC. Index

		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet (unaudited)	3
	Consolidated Statements of Operations (unaudited)	4
	Consolidated Statements of Cash Flows (unaudited)	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10
Item 3.	Controls and Procedures	14
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

SIGNATURE LEISURE, INC. Condensed Consolidated Balance Sheet September 30, 2007 (Unaudited)

Assets

Current assets:
Cash	$21,756
Accounts receivable	19,889
Deposits	20,925
Investment in marketable securities	944,656
Notes receivable	32,000
Inventory	7,848

Total current assets	1,047,074

Equipment, less accumulated depreciation of $1,551	1,919

Intangible assets:
Website, net	1,250
Contact list, net	1,250

Total assets	$1,051,493

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$42,699
Deferred revenue	15,375
Indebtedness to related parties	581,561
Line of credit	18,367
Notes payable	122,000
Accrued interest payable	7,879

Total current liabilities	787,881

Shareholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
234,477,965 shares issued and outstanding	23,448
Additional paid-in capital	7,029,355
Treasury Stock, 891,000 shares	(25,622)
Retained deficit	(6,763,569)

Total shareholders' equity	263,612

Total liabilities and shareholders’ equity	$1,051,493

See notes to condensed consolidated financial statements. 3

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Consulting	$ 36,000	$-	$ 751,000	$-
Sales	18,690	-	18,690	-
Service revenues	-	12,440	-	23,015

Total revenue	54,690	12,440	769,690	23,015

Operating expenses:
Subcontract	100,116	8,133	126,566	17,502
Selling, general and administrative	224,517	425,936	767,762	1,645,870

Total operating expenses	324,633	434,069	894,328	1,663,372

Operating income (loss)	(269,943)	(421,629)	(124,638)	(1,640,357)

Interest income	10,338	-	13,453	-
Gain on sale of marketable securities	179,753	-	164,724	-
Unrealized gain on marketable securities	358,334	-	541,410	-
Loss on LLC investment	-	(23,552)	-	(23,552)
Interest expense	-	(8,409)	(32,303)	(11,607)

Income (loss) before income taxes	278,482	(453,590)	562,646	(1,675,516)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	278,482	(453,590)	562,646	(1,675,516)

Loss from discontinued operations	-	(968)	-	(19,284)

Net income (loss)	$ 278,482	$(454,558)	$ 562,646	$(1,694,800)

Weighted average income (loss) per share:
Basic and diluted	$ 0.00	$(0.00)	$ 0.00	$(0.01)

Weighted average number of
common shares outstanding	234,477,965	130,663,748	231,519,998	116,075,566

See notes to condensed consolidated financial statements. 4

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
		September 30,
	2007	2006

CASH FLOWS FROM OPERATIONS

Net income (loss)	$ 562,646	$ (1,694,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	128,313	1,153,250
Depreciation and amortization expense	5,651	5,956
Loss on LLC investment	-	23,552
Gain on sale of equity securities	(164,724)	-
Unrealized gain on investments	(541,410)	-
Changes in assets and liabilities:
Accounts receivable	(19,889)	6,463
Notes receivable	-	-
Other current assets	(20,925)	1,664
Accounts payable and accrued liabilities	58,289	(32,389)
Accrued interest payable	32,302	501
Accrued salaries and related expenses	343,800	243,862

Net cash provided by (used in) operating activities	384,053	(291,941)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of equity securities	(1,568,703)	-
Proceeds from sale of equity securities	1,213,210	-
Payment for loan to Revenge Designs, LLC	(32,000)	(200,000)
Purchase of investment	-	(100,000)
Purchase of equipment	(1,475)	-
Proceeds from sale of computer	864	-

Net cash used in investing activities	(388,104)	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	67,826	250,000
Proceeds from sale of common stock	-	410,000
Purchase of treasury stock	(25,622)	-
Repayment of borrowings	(2,459)	-
Proceeds from loans from related parties	138,219	176,441
Repayments of loans from related parties	(232,636)	(14,935)

Net cash provided by financing activities	(54,672)	821,506

Net change in cash	(58,723)	229,565
Cash at beginning of period	83,479	35,543

Cash at end of period	$24,756	$265,108

Interest paid	$-	$3,367

Income tax paid	$-	$-

Non cash transactions:
Stock issued for services	$128,313	$1,153,250

See notes to condensed consolidated financial statements. 5

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and significant accounting policies

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10KSB for the year ended December 31, 2006.

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the nine months ended September 30, 2007 and 2006: Parker Productions operates for the purpose of providing modeling and event staffing services.

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

Consolidation

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2007 and 2006 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. The Company is partially dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to generate sufficient revenues from consulting and investor relations to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Related party transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carries a 12% interest rate and matured on July 15, 2007 and was extended to February 28, 2008. Accrued interest payable on the note totaled $46,101 at September 30, 2007.

During the nine months ended September 30, 2007, the Company executed promissory notes to its president totaling $113,219 as reimbursement for payment of expenses. The notes matured on October 15, 2007 and were extended to February 28, 2008. Accrued interest for the period totaled $20,115. Total debt to president totaled $137,259 and accrued interest totaled $46,101 at September 30, 2007.

No interest was paid during the nine months ended September 30, 2007.

A promissory note was issued to the Company’s vice president on December 31, 2006 in the amount of $31,576. The note was paid during the nine months ended September 30, 2007.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. Accrued interest payable at September 30, 2007 totaled $7,879.

On February 28, 2007, a shareholder loaned the Company $25,000 in exchange for a promissory note. The principal was due on May 1, 2007. The note was amended to have principal due on September 1, 2007.

Accrued compensation and common stock

Under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at September 30, 2007 for the auto allowance totaled $16,933, which is included in “Indebtedness to related parties”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in “Indebtedness to related parties”.

For the nine months ended September 30, 2007, accrued salaries totaled $229,167 of which $187,500 was owed to the Company’s President. These accruals are included in “Indebtedness to related parties”.

Note 4 – Investments

The Company may purchase equity securities from its investor relations clients. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at September 30, 2007 was $403,246. The Company recorded an unrealized gain on equity investments of $541,410 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007 the Company had realized gains of $164,724 from the sale of equity securities. However, the unrealized gain as of the date of the filing of this 10QSB has decreased by approximately $475,000.

Note 5 – Line of credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The Company made $18,985 in advances on the line of credit. The Company made principal payments of $445. The remaining unused line of credit at September 30, 2007 was $1,460.

Note 6 – Notes payable

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. The note is due on February, 2008. If unpaid at that date interest begins to accrue at 15% (APR) on the unpaid balance monthly.

Note 7 – Income taxes

The Company incurred net operating losses and has a valuation allowance equal to the deferred tax benefit.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Common stock

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

During the nine months ended September 30, 2007, the Company issued 12,682,418 shares of its common stock to consultants in exchange for business legal and consulting services. Stock-based compensation expense of $128,313 was recognized in the accompanying financial statements for the nine months ended September 30, 2007.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 17,522,954 shares have been issued at a value of $692,719 under the Agreement through September 30, 2007.

Note 9 - Commitments and contingencies

Leases – The Company entered into a lease in January of 2007 whereby it utilizes office space in exchange for providing document storage and retrieval services. The lease is on a month to month basis. The value of the services exchanged for rent is $3,000 per month.

The Company entered into a lease in January of 2007 to utilize office space for the services of investor relations. The term of the lease is for one year. Rent expenses for the nine months ended September 30, 2007 was $5,612.

Note 10 - Loan and equity purchase agreement

Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000 with interest at 25%. Revenge agreed to pay $7,000 per quarter starting on January 1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $22,900, at September 30, 2007.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through June 30, 2007, the losses incurred by Revenge reduced the Company’s investment to $0.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $20,278 at September 30, 2007.

As of September 30, 2007, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $243,178.

On September 19, 2007 the Company loan Revenge an additional $32,000. Interest will accrue at 25% . The principal balance and any accrued interest mature on September 30, 2008.

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

Note 12 – Subsequent events

One of our investments that had an unrealized gain at September 30, 2007 has a decrease in value from September 30, 2007 to the date of the filing of this 10QSB by approximately $475,000.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending September 30, 2007 included the operations of Parker Productions, Inc., a modeling and event staffing business; E Cubed Technologies, an information technology services company; and an investor relations and business consulting segment which was started in January 2007. Our focus of operations for the next 12-month period will be develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. intends to use profits from operations to maintain and grow each business segment. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations.

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

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2007

The Company reports revenues of $54,690 for the three months ended September 30, 2007; versus revenue income of $12,440 for the three months ended September 30, 2006. Significant factors for change for the two comparative periods include; for the period ending September 30, 2007 revenues were from consulting and sales, and for the period ending September 30, 2006 revenues were from service.

The net income for the three months ended September 30, 2007 of $278,482 is primarily comprised of income from gain on sale of marketable securities of $179,753 and unrealized gain on marketable securities of $358,334. General and administrative expenses for the period ending September 30, 2007 were $269,943. The comparative net loss for the three months ended September 30, 2006 of $454,558 is primarily comprised of loss from operations.

Revenues during the nine month period ending September 30, 2007 were $769,690 vs. $23,015 for the comparative prior period. This increase is due to the new operations of the investor relations segment.

Liquidity and Capital Resources

During the 9-months ended September 30, 2007 the Company's cash position decreased by $58,723. Net cash provided by operating activities totaled $384,053; net cash used for investing activities was $388,104; and $54,672 was used in financing activities.

SIGNATURE LEISURE, INC.

Investment Activities

a)	Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 17,522,954 shares have been issued at a value of $692,719 under the Agreement through September 30, 2007.

b)	Revenge LLC, Loan and Equity Purchase

In July, 2006, Signature Leisure entered into a Loan and Stock Purchase Agreement with Revenge Designs, LLC (“Revenge”), Thomas Cress and Peter Collorafi (collectively “Owner”).

On July 14, 2006 the Company loaned to Revenge $50,000. On July 19, 2006 the Company loaned Revenge an additional $50,000 to bring the total loan to $100,000 with interest at 25%. Revenge agreed to pay $7,000 per quarter starting on January 1, 2007 and continuing on the 1st day of each subsequent quarter through September 30, 2008. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the notes totaled $22,900, at September 30, 2007.

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. Through June 30, 2007, the losses incurred by Revenge reduced the Company’s investment to $0.

On September 29, 2006 the Company loaned Revenge an additional $100,000. Payments of interest only at 25% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each quarter. The principal balance and any unpaid accrued interest mature on October 1, 2008. Accrued interest on the note totaled $20,278 at September 30, 2007.

As of September 30, 2007, the Company’s management recorded an allowance against the two promissory notes and related accrued interest totaling $243,178.

On September 19, 2007 the Company loan Revenge an additional $32,000. Interest will accrue at 25% . The principal balance and any accrued interest mature on September 30, 2008.

c)	Investor Relations Clients

In January 2007, the Company formed Signature Leisure, Inc. in Minnesota (referred to as Signature Minnesota) to provide business consulting services to assist non public companies who are going public. Additional, the Company provides investor relation services to these companies by fielding inquiries from investors.

The Company may purchase equity securities from its investor relations clients. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at September 30, 2007 was $403,246. The Company recorded an unrealized gain on equity investments of $541,410 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007 the Company had realized gains of $164,724 from the sale of equity securities. However, the unrealized gain as of the date of the filing of this 10QSB has decreased by approximately $475,000.

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

Over the next twelve months we believe that existing capital and anticipated funds from operations may not be sufficient to sustain operations and planned expansion. Consequently, we may be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We anticipate that we may incur additional operating losses over the next twelve months. Our recently developed sources of revenue, as compared to our prior operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their development stage. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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
None, during the nine month period ending September 30, 2007.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2007
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
	31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
	32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
None, for the three month period ending September 30, 2007.

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: November 13, 2007	By: /s/ Stephen W. Carnes, President
Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer