Form 10KSB
period 2007-12-31
SIGNATURE LEISURE INC
filed 2008-04-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-49600

SIGNATURE LEISURE, INC.
(Exact name of small business issuer as specified in its charter)
1375 Semoran Boulevard
Unit 1035
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
[ ] YES [X] NO

Issuer's revenues for its most recent fiscal year: $859,610
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid/ask price of $.005 at April 7, 2008 is $643,543
The number of shares outstanding of the Registrant's common stock as of December 31, 2007 was 234,477,965 The number of shares outstanding of the Registrant's preferred stock is -0-

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Signature Leisure, Inc.

Table of Contents
Description of Business	3
Description of Property	7
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	8
Market for Common Equity and Related Stockholder Matters	8
Recent Sales of Unregistered Securities	9
Management's Discussion and Analysis or Plan of Operations	10
Financial Statements	14
Changes In / Disagreements on Accounting and Financial Disclosure	32
Controls and Procedures	32
Directors, Executive Officers, Promoters and Control Persons	34
Section 16(a) Beneficial Ownership Reporting Compliance	35
Code of Ethics	35
Executive Compensation	36
Security Ownership of Certain Beneficial Owners and Management	37
Certain Relationships and Related Transactions and Director Independence	38
Exhibits and Reports on Form 8-K	39
Index to Exhibits and Reports	39
Principal Accountant Fees and Services	40
Signatures	41

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

Business of Issuer

The business of Signature Leisure, Inc. during the period ending December 31, 2007 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company; and, an investor relations and business consulting segment started in January 2007, a Minnesota based corporation under the name of Signature Leisure, Inc.

Signature Leisure, Inc. Annual Report

The focus of operations for the next 12-month period will be primarily the operations of Signature Leisure, Inc. (Investor Relations Division). E Cubed Technologies and Parker Productions are currently functioning operating units but have not historically generated significant revenues. Signature Leisure, Inc. expects to use profits from each operating units' operations to maintain and grow the operations of each operating unit. Parker Productions operations is a modeling and event staffing business. The individual models and staff that we provide to our clients operate as independent contractors. E Cubed Technologies is a network and technologies service company which currently is a non-exclusive dealer for the DocSTAR archival system. Investor relations and consulting operations began in January 2007and will continue to be developed as our primary business segment in 2008.

Signature Leisure, Inc. (Investor Relations Division)

Signature Leisure, Inc. operations are being developed as investor relations and consulting business. The Company has formed a Minnesota based corporation under the name of Signature Leisure, Inc. Signature presently has offices in Champlain, MN and Fort Wayne, IN. This business segment was started in January 2007.

The addresses are: Signature Leisure, Inc. 11108 Zealand Ave N Ste 201 Champlain, MN 55316

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

E Cubed Technologies, Inc.

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

DocSTAR is a total document storage and retrieval system which takes paper documents, indexes them and stores them securely for later retrieval by end users either at the host system or a client workstation on the local computer network. After E Cubed Technologies installs a system sold to a client, the client employees are then trained in the usage of DocSTAR’s filing and retrieval process. The clients then use a high speed scanner connected to either the host machine or a computer attached to the organizations computer network designated as a scan station to scan paper documents and file them in the DocSTAR system. The filing process differs for every client, as each of the document types they use will have what is called a template setup for them to more efficiently file the document and ease the retrieval process. The template is simply a set of instructions that have been specified by the client telling the DocSTAR system how to file each document and what information to use when indexing the document. Once retrieved by a client computer, the documents can be faxed emailed, or printed to paper directly from the DocSTAR system.

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

Parker Productions, Inc.

Parker Productions, Inc. is a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company.

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

Our competitors will target the same public companies that may have an interest in our investor relation’s services and we will only be able to distinguish our services by the ultimate quality and efficiency of services that we provide. We will attempt to differentiate our services by building trusted relationships with client companies and the investment community as well as working to build shareholder bases for the long term.

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

Signature Leisure, Inc. Annual Report

Parker Productions - Modeling and Event Staffing Business

The modeling and event staffing business is another industry characterized by intense competition. Our main competition in the region is Axis Talent and Promotions. Competition is intense and we expect it to increase. Increased competition could result in:

-	inability to gain market share;

-	loss of market share; and

-	increased marketing expenditures.

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

E Cubed Technologies - Networked Technology Services

E Cubed Technologies focuses on maintaining and evaluating our clients and helping them to acquire, configure, and maintain systems that we believe make sense in their business environments.

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

E Cubed

We currently have an informational Kiosk type system placed that has a potential to generate leads for the DocSTAR system. We are not currently performing cold call prospecting of potential clients in our general geographic area. No advertising campaigns are anticipated or planned. We currently do not have dedicated staff to market this segment.

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

Signature Leisure, Inc. Annual Report

Parker Productions

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

We currently do not have dedicated staff to market this segment. We have a functional website for our services and maintain functionality for any event staffing opportunities.

Government Regulation

Other than the local licensing and registration requirements of our former Auto dealership segment, we are not aware of any specific government regulations that we need to comply with in order to operate our businesses. Consultants/Employees Signature Leisure currently utilizes two consultant/employees, in addition to our sole officer and director Mr. Carnes, for operations in our business segments. Additional services required for our operations are provided by subcontractors engaged as required.

Signature Leisure, Inc. (Parent) - Stephen W. Carnes, President - Cynthia Wainwright, Administrative Assistant - Barbara Moran, Staff Attorney
Signature Leisure, Inc. (Investor Relations Division) - Stephen W. Carnes, President
Parker Productions (Event Staffing) - Stephen W. Carnes, President - Cynthia Wainwright, Administrative Assistant
E Cubed Technologies (Information Technology Services) - Stephen W. Carnes, Sales Director

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

Signature Leisure, Inc. has office space located at 11108 Zealand Ave N., Suite 201, Champlain, MN 55316. The Company entered into a lease agreement in January 2007 whereby it utilizes approximately 131 sq. ft. of office space. Currently, we lease this office space on a month to month lease for $543.50 per month.

Signature Leisure, Inc. Annual Report

Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the fiscal year ending December 31, 2007.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

The company conducted an Annual Meeting of Shareholders on August 23, 2007; and discloses herein final voting results as pertaining to the matters voted upon at the annual meeting.

78.73% (184,623,504 of 234,477,965) of the shares outstanding as of the record date were voted.

Proposal One – Elections of Directors:
	YES	NO	ABSTAIN

Stephen W. Carnes	99.84%	0%	0.16%
	184,321,115	0	302,389
Proposal Two – Approval of Independent Public Accountant:
	YES	NO	ABSTAIN

Weaver & Martin, LLC.	98.72%	1.12%	0.14%
	182,266,292	2,085,894	271,317

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

YEAR 2006	High Bid	Low Bid

Quarter Ended March 31, 2006	$0.268	$0.111
Quarter Ended June 30, 2006	$0.185	$0.080
Quarter Ended September 30, 2006	$0.033	$0.019
Quarter Ended December 31, 2006	$0.009	$0.003
YEAR 2007	High Bid	Low Bid

Quarter Ended March 30, 2007	$0.028	$0.010
Quarter Ended June 29, 2007	$0.046	$0.013
Quarter Ended September 28, 2007	$0.0279	$0.020
Quarter Ended December 31, 2007	$0.0145	$0.008

Holders
Signature Leisure, Inc. had 234,477,965 shares of common stock issued and outstanding as of December 31, 2007.
Signature Leisure, Inc.’s shares of outstanding common stock are held by approximately 59 shareholders of record and an undetermined number of holders in street name.
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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
not approved by shareholders(1)(2)

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

Recent Sales of Unregistered Securities

None, during the three month period ended December 31, 2007.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending December 31, 2007 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company; and, an investor relations and business consulting segment started in January 2007, a Minnesota based corporation under the name of Signature Leisure, Inc. Our focus of operations for the next 12-month period will be to develop our business segments focusing on growing operations in each entity to generate revenues. Signature Leisure, Inc. intends to use profits from operations to maintain and grow each business segment. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations. To date the only segment we have generated any significant profits is our investor relations and business consulting segment started in January 2007.

Financial Condition and Results of Operations

Results of Operations for the Twelve Month period Ended December 31, 2007

During the fiscal year ending December 31, 2007 the Company had revenues of $859,610 and experienced a net operating loss of $332,932. Selling, general and administrative expenses of $839,149 and contract services expenses totaling $353,393 were contributors to the net operating loss.

During the fiscal year ending December 31, 2006 the Company had revenues of $58,498 and experienced a net operating loss of $2,166,108. Selling, general and administrative expenses of $1,960,633 and provision for doubtful accounts of $216,781 were primary contributors to the net operating loss.

The significant difference in net operating loss for the fiscal years ending December 31, 2007 and 2006 is primarily due to a significant increase in revenues for the period ending December 31, 2007. Revenues for the year ending December 31, 2007 were $859,610; as compared to revenues of $58,498 for the prior year.

Expenses

For the twelve months ended December 31, 2007, our selling, general and administrative expenses were $839,149, as compared to $1,960,633 for the twelve months ended December 31, 2006. Selling, general and administrative expenses decreases were primarily contributed to as a result of a reduction in stock-based compensation for consulting services. In 2006, expenses of $1,243,750 were expended for consulting services; in 2007, the amount expended for consulting services was $126,313.

Revenue by Segment

Revenues from consulting for the twelve month period ended December 31, 2007 were $811,000; service revenues for the period were $30,000; and, revenue from sales totaled $18,610.

Net Loss

We incurred a net loss of $419,982 for the year ended December 31, 2007, compared to a net loss of $2,291,293 for the year ended December 31, 2006. At December 31, 2007, we had current assets of $401,449 and current liabilities of $1,045,986, resulting in a working capital deficit of $644,537; comparably, at December 31, 2006, we had current assets of $91,327 and current liabilities of $432,167, resulting in a working capital deficit of $340,840.

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

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. At December 31, 2006, the losses incurred by Revenge reduced the Company’s investment to $0.

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

On September 19, 2007 the Company loaned Revenge an additional $32,000. Interest will accrue at 25%. The principal balance and any accrued interest mature on September 30, 2008.

In October of 2007 the Company combined the $200,000 notes receivable and the $32,000 note receivable. The Company sold the note in October 2007 for $50,000. The Company received a note receivable at an interest rate of 10%, payable in monthly installments beginning June 1, 2008.

In October 2007 the Company received 2,400,000 shares of preferred stock in Revenge Designs, Inc. for its 25% share in Revenge Designs, LLC. The Company has announced its intention of remitting all of its Revenge Designs, Inc. preferred shares to the Company’s shareholders in the form of a dividend.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2007 the Company received $71,332 net cash provided by financing activities primarily from proceeds from borrowings. Net cash used in operating activities totaled $87,570. Cash used in investing activities was $33,339. The resultant overall net decrease in cash for the period was $49,577; where the beginning balance for the period was $83,479, the cash balance at the end of the period was $33,902.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. The Company is partially dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to generate sufficient revenues from consulting, investor relations, information technology consulting, and modeling and event planning services to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Signature Leisure, Inc. Annual Report

Notes payable

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. The note was due during February, 2008. If unpaid at that date interest begins to accrue at 15% (APR) on the unpaid balance monthly.

Related Party Notes Payable Transactions

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carries a 12% interest rate and matures on July 15, 2007. During year end December 31, 2007 the note was repaid.

During the year ended December 31, 2007, the Company executed promissory notes to its president totaling $180,973 as reimbursement for payment of expenses. The note matured on January 15, 2008. Total debt to president totaled $180,973 and accrued interest totaled $51,921 at December 31, 2007.

A promissory note was issued to the Company’s vice president on December 31, 2006 in the amount of $31,576. The note was paid during the year ended December 31, 2007. No interest was paid or accrued on this note.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. In September 2007 K & L International loaned the Company $47,000 and combined the notes and accrued interest as of September 30, 2007 into one convertible note totaling $104,879. Interest accrues at 10%. Principle and interest are payable when the note matures on December 31, 2008. The note can be paid in either cash or can be converted at the lenders discretion into common stock of the borrower at a discount of 50%(fifty percent) of the closing bid price of the borrower’s stock price on the day prior to the date of the conversion notice. The beneficial conversion was recorded as interest expense of $78,659 through additional paid in capital.

On February 28, 2007, a shareholder loaned the Company $25,000 in exchange for a promissory note. The principal was due on May 1, 2007. The note was amended to have principal due on September 1, 2007. This note was repaid during September 2007. No interest was paid or accrued.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Signature Leisure, Inc. Annual Report

Signature Leisure, Inc.
Financial Statements

Contents
Page
Reports of Independent Registered Public Accounting Firms	15 - 16
Consolidated Financial Statements
Balance Sheet	17
Statements of Operations	18
Statement of Changes In Shareholders’ Deficit	19
Statements of Cash Flows	20 - 21
Notes to Consolidated Financial Statements	22 - 31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Signature Leisure, Inc.

We have audited the accompanying balance sheet of Signature Leisure, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of Signature Leisure, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Leisure, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin LLC Kansas City, Missouri April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders: Signature Leisure, Inc.

We have audited the consolidated balance sheet of Signature Leisure, Inc. as of December 31, 2006 (not separately included herein), and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 (not separately included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 3, 5 and 7 to the financial statements, the Company has entered into several transactions with its president and sole director including, but not limited to, the issuance of over 120,000,000 shares of the Company’s common stock in exchange for compensation and the approval of $1,050,000 in bonuses under the terms of an employment agreement. Related party transactions are not considered to be arms-length transactions under accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP Englewood, Colorado March 23, 2007

SIGNATURE LEISURE, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2007

Assets

Current assets:
Cash	$33,902
Accounts receivable	19,889
Deposits	5,425
Investment in marketable securities	283,125
Notes receivable	51,260
Inventory	7,848

Total current assets	401,449

Equipment, less accumulated depreciation of $1,901	2,296

Intangible assets:
Website, net	416
Contact list, net	416

Total assets	$404,577

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$198,415
Accrued liabilities	1,227
Indebtedness to related parties	695,695
Line of credit	18,126
Notes payable	129,879
Accrued interest payable	2,644

Total current liabilities	1,045,986

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
234,477,965 shares issued and outstanding	23,448
Additional paid-in capital	7,108,013
Treasury stock, 932,000 shares, at cost	(26,673)
Retained deficit	(7,746,197)

Total shareholders’ deficit	(641,409)

Total liabilities and shareholders’ deficit	$404,577

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Revenues
Consulting	$811,000	$-
Sales	18,610	-
Service revenues	30,000	58,498

Total revenue	859,610	58,498

Operating expenses:
Contract services	353,393	47,192
Selling, general and administrative	839,149	1,960,633
Provision for doubtful accounts	-	216,781

Total operating expenses	1,192,542	2,224,606

Operating loss	(332,932)	(2,166,108)

Interest income	14,727	16,781
Loss on sale of marketable securities	(79,040)	-
Gain on sale of note receivable	18,000	-
Unrealized gain on marketable securities	81,268	-
Loss on LLC investment	-	(100,000)
Interest expense	(122,005)	(22,682)

Loss before income taxes	(419,982)	(2,272,009)

Provision for income taxes (Note 4)	-	-

Net loss from continuing operations	(419,982)	(2,271,009)

Loss from discontinued operations	-	(19,284)

Net income (loss)	$(419,982)	$(2,291,293)

Weighted average loss per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares
of common stock outstanding	232,265,567	142,188,472

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Treasury	Retained

	Shares	Par Value	Capital	Stock	Deficit	Total

Balance – December 31, 2005	100,138,265	$10,014	$ 4,099,007		$(4,964,579)	$ (855,558)

Common stock issued in exchange
for consulting services	31,250,000	3,125	1,240,625		-	$ 1,243,750
Common stock issued in exchange
for legal services	78,378	8	14,492		-	14,500
Common stock issued in exchange
for accounts payable	78,378	8	14,492		-	14,500
Common stock issued for cash
under terms of the equity
distribution agreement	15,464,961	1,547	608,453		-	610,000
Common stock issued for payment
of loan and accrued interest	2,057,993	206	82,513		-	82,719
Common stock issued for payment
for accrued salary, bonus and
auto allowance	42,965,415	4,296	637,371		-	641,667
Common stock issued for payment
for officer salary	29,761,857	2,976	205,357		-	208,333
Net loss	-	-	-		(2,291,293)	(2,291,293)

Balance – December 31, 2006	221,795,247	22,180	6,902,310	-	(7,255,872)	(331,382)

Common stock issued in exchange
for consulting services	12,397,004	1,240	125,073		-	126,313
Common stock issued in exchange
for legal services	285,714	28	1,971		-	1,999
Beneficial interest in conversion of debt			78,659		-	78,659
Purchase of Treasury Stock				(26,673)	-	(26,673)
Dividend paid					(70,343)	(70,343)
Net loss					(419,982)	(419,982)

Balance, December 31, 2007	234,477,965	$23,448	$ 7,108,013	$ (26,673)	$(7,746,197)	$ (641,409)

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATIONS
Net loss from continuing operations	$ (419,982)	$(2,272,009)
Net loss from discontinued operations		$(19,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	128,313	1,258,250
Stock issued for officer compensation	-	208,333
Beneficial interest in debt conversion	78,659	-
Gain on sale of note receivable	(18,000)
Depreciation and amortization expense	7,668	7,941
Provision for doubtful accounts	-	216,781
Loss on LLC investment	-	100,000
Loss on sale of equity securities	79,040	-
Unrealized gain on investments	(81,268)	-
Purchase of equity securities	(1,570,623)	-
Proceeds from sale of equity securities	1,219,383	-
Changes in assets and liabilities:
Accounts receivable	(19,889)	15,522
Deposit on equipment	(5,425)	-
Accrued interest income	(1,260)	(16,781)
Allowance for bad debt	-	(7,405)
Inventory and other current assets	-	18,513
Accounts payable and accrued liabilities	181,489	(10,396)
Accrued interest expense	733	19,295
Accrued salaries and related expenses	333,592	50,067

Net cash used in operating activities	(87,570)	(431,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,203)	-
Proceeds from sale of equipment	864	-
Cash loan to Revenge Designs, LLC	(32,000)	(200,000)
Purchase of 25% investment in Revenge Designs, LLC	-	(100,000)

Net cash used in investing activities	(33,339)	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	79,879	60,000
Proceeds from line of credit	18,126	-
Purchase of treasury stock	(26,673)	-
Proceeds from sales of common stock	-	610,000
Proceeds from notes issued to related parties	-	109,109

Net cash provided by financing activities	71,332	779,109

Net change in cash	(49,577)	47,936
Cash, beginning of period	83,479	35,543

Cash, end of period	$ 33,902	$83,479

The accompanying notes are an integral part of these financial statements.

SIGNATURE LEISURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$580	$-

Income Taxes	$-	$-

Non-cash investing and financing transactions:
Common stock issued as payment for accrued compensation	$-	$641,667

Dividend paid by issuing client stock	$70,343	$-
Common stock issued as payment for accounts payable	$-	$14,500

Common stock issued as payment for note payable	$-	$79,689

Common stock issued as payment for accrued interest	$-	$3,030

The accompanying notes are an integral part of these financial statements.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Note 1 Nature of business and significant accounting policies

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the years ended December 31, 2007 and 2006: On February 15, 2005, the Company acquired assets from Parker Productions for the purpose of providing modeling and event staffing services.

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

Consolidation

The condensed consolidated financial statements for the year ended December 31, 2007 and 2006 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Accounts Receivable Accounts receivable consists of amounts due from customers for sales of products and services. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. An account is considered doubtful when it is over 90 days past due and any attempts to collect are unsuccessful. The Company generally does not require collateral for its accounts receivable.

Inventory

Inventory is stated at the lower of cost (specific identification) or market. Market is generally considered to be net realizable value. Inventory consists of the following at December 31, 2007:

Docstar System	$7,848

Total Inventory	$7,848

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently estimated at three years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal. Depreciation expense totaled $1,001 and $1,274 for the years ended December 31, 2007 and 2006, respectively.

Intangible assets

The intangible assets are stated at cost and amortized over an estimated useful life of three years using the straight-line method. Amortization commenced on February 15, 2005 and amortization expense for the year ended December 31, 2007 and 2006 totaled $6,667 and $6,667, respectively.

Major classes of intangible assets consist of the following at December 31, 2007 and 2006:

	December 31,

	2007	2006

Website	$10,000	$10,000
Customer list	10,000	10,000
Accumulated amortization	(19,168)	(12,500)

	$832	$7,500

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses of $1,783 and $40 as of December 31, 2007 and December 31, 2006, respectively.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

General and administrative expenses

General and administrative expenses consist of the following for the year ended December 31, 2007 and 2006:

	2007	2006

Officer compensation	$250,000	$41,667
Officer bonus	150,000	-
Stock-based compensation: (Note 5):
Legal services	2,000	14,500
Officer salary	-	208,333
Consulting services	126,313	1,243,750
Consulting service	45,146	243,210
Legal fees	120,300	87,451
Other G & A expense	145,390	121,722

	$839,149	$1,960,633

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes and accounts receivable, marketable securities, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these items because they are short term in nature or are payable on demand. Income taxes The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation. The Company had no stock awards outstanding at December 31, 2007.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards at the date of the award. Stock compensation expense in 2007 and 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). 2007 and 2006 stock compensation also includes expense for any share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R did not change the accounting for stock issued to non-employees, which were previously recorded under the fair value method under SFAS 123.

Recent pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The company has adopted this accounting standard for the year ended December 31, 2007 and 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2007 and 2006.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2007.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) on Business Combinations. This guidance retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. It replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. For example, Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition- related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This guidance requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This guidance requires the acquirer to recognize those costs separately from the business combination. The Company has followed the above guidance in accounting for all acquisitions that happened in 2007.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based upon current operating levels, the Company may require additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. The Company is partially dependent upon its officers and other insiders to provide working capital. However, there is no assurance that these loans and capital advances will continue in the future. The Company intends to generate sufficient revenues from consulting, investor relations, information technology consulting, and modeling and event planning services to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Note 3 Related party transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Indebtedness to related parties”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carries a 12% interest rate and matures on July 15, 2007. During year end December 31, 2007 the note was repaid.

During the year ended December 31, 2007, the Company executed promissory notes to its president totaling $180,973 as reimbursement for payment of expenses. The note matured on January 15, 2008. Total debt to president totaled $180,973 and accrued interest totaled $51,921 at December 31, 2007.

A promissory note was issued to the Company’s vice president on December 31, 2006 in the amount of $31,576. The note was paid during the year ended December 31, 2007. No interest was paid or accrued on this note.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. In September 2007 K & L International loaned the Company $47,000 and combined the notes and accrued interest as of September 30, 2007 into one convertible note totaling $104,879. Interest accrues at 10%. Principle and interest are payable when the note matures on December 31, 2008. The note can be paid in either cash or can be converted at the lenders discretion into common stock of the borrower at a discount of 50%(fifty percent) of the closing bid price of the borrower’s stock price on the day prior to the date of the conversion notice. The beneficial conversion was recorded as interest expense of $78,659 through additional paid in capital.

On February 28, 2007, a shareholder loaned the Company $25,000 in exchange for a promissory note. The principal was due on May 1, 2007. The note was amended to have principal due on September 1, 2007. This note was repaid during September 2007. No interest was paid or accrued.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Accrued compensation and common stock

Under the terms of his employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at December 31, 2007 for the auto allowance totaled $21,133, which is included in “Indebtedness to related parties”. On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in “Indebtedness to related parties”.

For the year ended December 31, 2007, accrued salaries totaled $291,667 of which $291,667 was owed to the Company’s President. These accruals are included in “Indebtedness to related parties”.

Note 4 Investments

The Company may purchase equity securities from its investor relations clients. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at December 31, 2007 was $201,857. The Company recorded an unrealized gain on equity investments of $81,268 for the year ended December 31, 2007. For the year ended December 31, 2007 the Company had realized losses of $79,040 from the sale of equity securities.

Note 5 Line of Credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The Company made $23,455 in advances on the line of credit. The Company made principal payments of $5,329. The remaining unused line of credit at December 31, 2007 was $1,874.

Note 6 – Notes payable

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. The note is due during February, 2008. If unpaid at that date interest begins to accrue at 15% (APR) on the unpaid balance monthly.

Note 7 Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended December 31, 2007 and 2006:

	For the years ended
	December 31,

	2007	2006

U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal benefit	3.63%	3.63%
Permanent book-to-tax differences	-0.01%	-0.04%
Net operating loss carryforward	-37.62%	-37.59%

Effective tax rate	0.00%	0.00%

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Net deferred tax assets consist of the following:

		For the years ended
		December 31,

	2007	2006

Gross deferred tax asset	$ 2,731,087	$ 2,587,847
Gross deferred tax liability	-	-
Valuation allowance	(2,731,087)	(2,587,847)

Net deferred tax asset	$-	$-

At December 31, 2007, the Company’s current tax benefit consisted of a net tax asset of $2,731,087, due to operating loss carryforwards of $7,536,525, which was fully allowed for, in the valuation allowance of $2,731,087. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2007 and 2006 totaled $143,240 and $861,297, respectively. Net operating loss carryforwards will expire through 2027. The Company did not pay any income taxes during the year ended December 31, 2007 or 2006.

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

Note 8 Common Stock

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at December 31, 2007.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of December 31, 2007, the Company has issued all shares under the plan. Shares issued for services are recorded at the fair value of the services provided.

During the year ended December 31, 2007, the Company issued 12,682,718 shares of its common stock to consultants in exchange for business legal and consulting services. Stock-based compensation expense of $128,313 was recognized in the accompanying financial statements for the year ended December 31, 2007.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 17,522,954 shares have been issued at a value of $692,719 under the Agreement through December 31, 2007.

Note 9 Commitments and contingencies

Leases – The Company entered into a lease in January of 2007 whereby it utilizes office space in exchange for providing document storage and retrieval services. The lease is on a month to month basis. The value of the services exchanged for rent is $3,000 per month.

The Company entered into a lease in January of 2007 to utilize office space for the services of investor relations. The term of the lease is for one year. Rent expenses for the year ended December 31, 2007 was $7,483.

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

On July 19, 2006 the Company paid to Revenge $100,000 for a 25% ownership interest. The Company is accounting for the investment under the equity method. The Company records its proportionate share of Revenge’s income or loss and reduces the investment accordingly. At December 31, 2006, the losses incurred by Revenge reduced the Company’s investment to $0.

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

On September 19, 2007 the Company loaned Revenge an additional $32,000. Interest will accrue at 25%. The principal balance and any accrued interest mature on September 30, 2008.

Signature Leisure, Inc. Notes to Consolidated Financial Statements.

In October of 2007 the Company combined the $200,000 notes receivable and the $32,000 note receivable. The Company sold the note in October 2007 for $50,000. The Company received a note receivable at an interest rate of 10%, payable in monthly installments beginning June 1, 2008.

In October 2007 the Company received 2,400,000 shares of preferred stock in Revenge Designs, Inc. for its 25% share in Revenge Designs, LLC. As described in footnote 12, the Company has announced its intention of remitting all of its Revenge Designs, Inc. preferred shares to the Company’s shareholders in the form of a dividend.

Note 11 – Discontinued Operations

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

Note 12 – Subsequent Event

In February of 2008 the Company declared a dividend to its shareholders of the 2,400,000 shares of preferred stock in Revenge Designs, Inc. The dividend is payable to shareholders of record on April 7, 2008 and is payable on April 14, 2008.

In March of 2008 the Company terminated a long term consulting contract. The client notified the Company that they no longer desired to use our services to become a public company.

Signature Leisure, Inc. Annual Report

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

On June 20, 2007, the President and CEO of Signature Leisure, Inc. (the “Company”) received notice of the resignation of Cordovano and Honeck, LLP (“Honeck”), as its independent registered public accounting firm to audit the Company’s financial statements. The resignation was effective immediately.

Honeck resigned due to recent changes in rules promulgated by the Public Company Accounting Oversight Board. Under these changes, Honeck is precluded from auditing the financial statements due to the partner rotation requirements approved by the Securities and Exchange Commission as part of the Sarbanes-Oxley Act of 2002. A Current Report on Form 8-K was filed June 26, 2007 by Signature Leisure, Inc. to report and provide disclosure of the resignation of Honeck.

Management has retained Weaver & Martin, LLC as the independent registered public accounting firm for the Company.

Weaver & Martin, LLC 411 Valentine Rd. Suite 300 Kansas City, MO 64111

The prior independent registered public accounting firm for the Company.

Cordovano and Honeck, LLP. 88 Inverness Circle East, Bldg. M-103 Englewood, Colorado 80112

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

The financial statements audited by the prior principal accountant for the past two years do not contain an adverse opinion or disclaimer of opinion or were modified as to uncertainty, audit scope or accounting principles.

Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Stephen Carnes and with the assistance of Terry L. Johnson, CPA our outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures have not been identified and we have not yet tested their effectiveness. Because of this lack of identification and testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company has established disclosure controls and procedures to ensure that information disclosed in this MD&A and the related financial statements was properly recorded, processed, summarized and reported to the Company‘s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There has been no change in the Company’s disclosure controls during 2007 that has materially affected or is likely to materially affect its control over financial reporting.

Signature Leisure, Inc. Annual Report

Management's Report on Internal Control over Financial Reporting

The CEO and CFO of the Company acknowledge that they are responsible for designing internal controls over financial reporting or causing them to be designed under their supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Rule 240.13a-15(f) or Rule 240.15d-15(f) . This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Management and the Board of Directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

Management has not yet identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting for the fiscal year ending December 31, 2007 and has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the fiscal year ending December 31, 2007. This material weakness could materially affect the Company’s control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed

Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Signature Leisure, Inc. Annual Report

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed.

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

Signature Leisure, Inc. Annual Report

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended December 31, 2007, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary
			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Steven W. Carnes	2007	250,000	150,000	8,400	0	0	0	0
President and Director	2006	250,000	0	8,400	0	0	0	0
	2005	250,000	300,000	8,400	0	0	0	0

Significant employees/consultants

During the year ended December 31, 2007, we have issued 12,397,004 shares of our $0.001 par value common stock as payment of $126,313 to provide compensation for business consulting services. The shares issued were restricted pursuant to Rule 144 and valued at $126,313.

During the year ended December 31 2007, we have issued 285,714 shares of our $0.001 par value common stock as payment of $1,999 to provide compensation for legal services. The shares issued were restricted pursuant to Rule 144 and valued at $1,999.

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

As of December 31, 2007, under the terms of his employment agreement, accrued salaries owed to the Company president totaled $291,667; a bonus of $150,000 was awarded January 18, 2007 for the formation of a new business entity, and is accrued and outstanding; the balance owed at December 31, 2007 for the president’s auto allowance is $21,133.

As of December 31, 2007, Signature Leisure, Inc. had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

We currently do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

There was no compensation paid to any directors of Signature Leisure, Inc. as director’s fees for the twelve month period ended December 31, 2007.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned at:

December 31, 2007

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Stephen W. Carnes	105,769,271 shares	45%
President, Director
4185 W. Lake Mary Blvd, # 137.
Lake Mary, FL 32746

Total shares outstanding as of December 31, 2007 were 234,477,965 held by approximately 59 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Signature Leisure, Inc. Annual Report

Certain Relationships and Related Transactions and Director Independence

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

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carries a 12% interest rate and matures on July 15, 2007. During year end December 31, 2007 the note was repaid.

During the year ended December 31, 2007, the Company executed promissory notes to its president totaling $180,973 as reimbursement for payment of expenses. The note matured on January 15, 2008. Total debt to president totaled $180,973 and accrued interest totaled $51,921 at December 31, 2007.

A promissory note was issued to the Company’s vice president on December 31, 2006 in the amount of $31,576. The note was paid during the year ended December 31, 2007. No interest was paid or accrued on this note.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. In September 2007 K & L International loaned the Company $47,000 and combined the notes and accrued interest as of September 30, 2007 into one convertible note totaling $104,879. Interest accrues at 10%. Principle and interest are payable when the note matures on December 31, 2008. The note can be paid in either cash or can be converted at the lenders discretion into common stock of the borrower at a discount of 50%(fifty percent) of the closing bid price of the borrower’s stock price on the day prior to the date of the conversion notice. The beneficial conversion was recorded as interest expense of $78,659 through additional paid in capital.

On February 28, 2007, a shareholder loaned the Company $25,000 in exchange for a promissory note. The principal was due on May 1, 2007. The note was amended to have principal due on September 1, 2007. This note was repaid during September 2007. No interest was paid or accrued.

Leases

The Company entered into a lease in January of 2007 whereby it utilizes office space in exchange for providing document storage and retrieval services. The lease is on a month to month basis. The value of the services exchanged for rent is $3,000 per month. The Company entered into a lease in January of 2007 to utilize office space for the services of investor relations. The term of the lease is for one year. Rent expenses for the year ended December 31, 2007 was $7,483.

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

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. Accrued salaries at December 31, 2007 totaled $291,667. The balance owed at December 31, 2007 for the auto allowance totaled $21,133.

Signature Leisure, Inc. Annual Report

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the period ending December 31, 2007; and all Reports on Form 8-K filed by the registrant as to the date of the filing of this Report on Form 10-KSB;

June 26, 2007 Report on Form 8-K; Section 4; Item 4.01 – Change in Registrant’s Certifying Accountant
March 4, 2008 Report on Form 8-K; Section 1; Item 1.02 – Termination of a Material Definitive Agreement

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

Signature Leisure, Inc. Annual Report

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2007 and 2006 were: $29,000 and $19,200, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2007 and 2006 were: $ 0 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2007 and 2006.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2007 and 2006.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2007. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Signature Leisure, Inc.
Registrant

Date: April 14, 2008	By:	\s\ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	By:	\s\ Stephen W. Carnes, President

Stephen W. Carnes, President and Director
Principal Executive Officer and Principal Accounting Officer