Form 10QSB
period 2008-03-31
SIGNATURE LEISURE INC
filed 2008-05-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2008: 245,477,965 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE LEISURE, INC. Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Balance Sheet (unaudited)	3
		Statements of Operations (unaudited)	4
		Statements of Cash Flows (unaudited)	5
		Notes to the Consolidated Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	10
Item	3.	Controls and Procedures	13
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	15
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits and Reports on Form 8-K	15
SIGNATURES			16

SIGNATURE LEISURE, INC. Condensed Consolidated Balance Sheet March 31, 2008 (Unaudited)

Assets

Current assets:
Cash	$86,407
Deposits	5,425
Investment in marketable securities	60,958
Notes receivable	52,535
Inventory	7,848

Total current assets	213,173

Equipment, less accumulated depreciation of $2,068	2,130

Total assets	$215,303

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$123,682
Accrued liabilities – related party	586,756
Note payable - related party	221,438
Line of credit	14,853
Notes payable	129,879
Accrued interest payable	5,339

Total current liabilities	1,081,947

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
245,477,965 shares issued and outstanding	24,548
Additional paid-in capital	7,131,913
Treasury Stock, 932,000 shares, at cost	(26,673)
Retained deficit	(7,996,432)

Total shareholders' deficit	(866,644)

Total liabilities and shareholders’ deficit	$215,303

See notes to condensed consolidated financial statements.

3

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

Revenues:
Consulting	$ -	$60,000

Total revenue	-	60,000

Operating expenses:
Cost of sales:
Website design	-	500
Subcontract	25,100	2,060
Sales consultant	32,700	17,700
Selling, general and administrative	126,084	349,372
Provision for doubtful accounts	19,889	13,370

Total operating expenses	203,773	323,002

Operating loss	(203,773)	(323,002)

Interest income	1,275	13,372
Gain on sale of marketable securities	45,854	31,775
Unrealized gain (loss) on marketable securities	(83,461)	71,394
Interest expense	(10,130)	(10,014)

Loss before income taxes	(250,235)	(216,475)

Provision for income taxes	-	-

Net loss	$ (250,235)	$(216,475)

Weighted average loss per share:
Basic and diluted	$ (0.00)	$(0.00)
Weighted average number of
common shares outstanding	243,785,657	227,209,306

See notes to condensed consolidated financial statements.

4

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATIONS

Net loss	$(250,235)	$(216,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	68,500
Depreciation and amortization expense	998	1,986
Gain on sale of equity securities	(45,854)	(31,775)
Unrealized gain on investments	83,461	(71,394)
Purchase of equity securities	(60,000)	(255,000)
Proceeds from sale of equity securities	244,560	150,976
Changes in assets and liabilities:
Accounts receivable	19,889	-
Accrued interest receivable	(1,275)	-
Accounts payable and accrued liabilities	(75,960)	(2,780)
Accrued interest payable	2,695	9,778
Accrued liabilities – related party	72,035	214,600

Net cash used in operating activities	(9,686)	(131,584)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of computer	-	864

Net cash provided by investing activities	-	864

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	25,000	43,985
Proceeds from loans from related parties	58,197	38,627
Repayment of line of credit	(3,273)	-
Repayments of loans to related parties	(17,733)	(28,300)

Net cash provided by financing activities	62,191	54,312

Net change in cash	52,505	(76,408)
Cash at beginning of period	33,902	83,479

Cash at end of period	$86,407	$7,071

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

Non cash transactions:
Common stock issued as payment for note payable	$25,000	$-

See notes to condensed consolidated financial statements.

5

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the three months ended March 31, 2008 and 2007: On February 15, 2005, the Company acquired assets from Parker Productions for the purpose of providing modeling and event staffing services.

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

Management may also consider other opportunities as additional or alternative means to develop revenue for the company. Consolidation The condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

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

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - Related party transactions

Notes payable

The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Note payable-related party”.

On December 31, 2006, the Company executed a promissory note totaling $256,360 for all outstanding debt to its president. The note carried a 12% interest rate and matures on July 15, 2007. During year end December 31, 2007 the note was repaid.

During the three months ended March 31, 2008, the Company executed promissory notes to its president totaling $221,438 as reimbursement for payment of expenses. The note carried a 12% interest rate and matures on July 15, 2008.

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

Accrued liabilities – related party

Under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at March 31, 2008 for the auto allowance totaled $23,233, which is included in “Accrued liabilities-related party”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in “Accrued liabilities-related party”.

For the three months ended March 31, 2008, accrued salaries totaled $354,167 of which $354,167 was owed to the Company’s President. These accruals are included in “Accrued liabilities-related party”.

As of March 31, 2008, accrued interest expense on the Note payable from the Company’s President was $59,356. This accrual is included in “Accrued liabilities-related party”.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments

The Company may purchase equity securities from its investor relations clients. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at March 31, 2008 and 2007 was $63,151 and $201,857, respectively. The total market value at March 31, 2008 and 2007 was $60,958 and $207,193, respectively. The Company recorded an unrealized gain (loss) on equity investments of $(83,461) and $71,394 for the three months ended March 31, 2008 and 2007, respectively. For the year three months ended March 31, 2008 and 2007 the Company had realized gains of $45,854 and $31,775, respectively, from the sale of equity securities.

Note 5 – Line of credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The remaining unused line of credit available at March 31, 2008 was $5,147.

Note 6 – Notes payable

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. During January 2008 the Company issued 11,000,000 shares of common stock in payment of this debt.

On January 24, 2008 the Company borrowed an additional $25,000 from KCG Capital, Ltd. The note is due June 30, 2008.

Note 7 – Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 8 – Common stock

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at March 31, 2008.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of March 31, 2008, the Company has issued all shares under the plan. Shares issued for services are recorded at the fair value of the services provided.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 17,522,954 shares have been issued at a value of $692,719 under the Agreement through March 31, 2008.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Loan and equity purchase agreement

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

In October 2007 the Company received 2,400,000 shares of preferred stock in Revenge Designs, Inc. for its 25% share in Revenge Designs, LLC, which represents a 30% interest in the new company. As described in footnote 10, the Company has announced its intention of remitting all of its Revenge Designs, Inc. preferred shares to the Company’s shareholders in the form of a dividend.

In February of 2008 the Company declared a dividend to its shareholders of the 2,400,000 shares of preferred stock in Revenge Designs, Inc. The dividend is payable to shareholders of record on April 7, 2008.

Note 10 – Subsequent events

The 2,400,000 shares of preferred stock in Revenge Designs, Inc. declared as a dividend payable to shareholders of record on April 7, 2008 were issued to the appropriate Company shareholders during May 2008.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending March 31, 2008 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company; and, an investor relations and business consulting segment, a Minnesota based corporation under the name of Signature Leisure, Inc.

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

Parker Productions

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

E Cubed Technologies

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

SIGNATURE LEISURE, INC.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2008

The Company reports a net loss from operations of $250,235 for the three-month period ending March 31, 2008. Selling, general and administrative expenses for the period totaled $126,084. Cost of sales for the period was $57,800; and, provision for doubtful accounts totaled $19,889. The total for these operating expenses and the subsequent operating loss for the three-month period ending March 31, 2008 was $203,773. Other contributors to the net loss for the period were loss on marketable securities and interest expenses.

The Company reported a net loss from operations of $216,475 for the three-month period ending March 31, 2007. Selling, general and administrative expenses for the period were $349,372. Cost of sales for the period was $20,260; and, provision for doubtful accounts totaled $13,370. The total for these operating expenses and the subsequent operating loss for the three-month period ending March 31, 2007 was $323,002. Gains from interest income and marketable securities offset a portion of the operating loss to cause the net loss for the three-month period ending March 31, 2007 to be $216,475.

The Company reports no revenue income for the three months ended March 31, 2008; revenue income for the three months ended March 31, 2007 was of $60,000. For each of the two comparative periods revenues shown were from consulting.

Liquidity and Capital Resources

During the three months ended March 31, 2008 the Company's cash position increased by $52,505. Net cash used in operating activities totaled $9,686; and, net cash provided by financing activities was $62,191.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Stephen Carnes and with the assistance of Terry L. Johnson, CPA our outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006. We have indentified weaknesses regarding the fact that the company has only three employees, once of which does the accounting and bookkeeping for the company. To mitigate this weakness all transactions are approved by the Chief Financial officer or outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. We are in the process of further identification and testing of the internal control procedures based on the referenced guidance. Because we have not completed testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

There has been no change in the Company’s disclosure controls during 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the three months ended March 31, 2008 and we are in the process of further identification and testing the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the three months ended March 31, 2008. This material weakness could materially affect the Company’s control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.

SIGNATURE LEISURE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending March 31, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending March 31, 2008.

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd.

During January 2008 the Company issued 11,000,000 shares of common stock in payment of this debt.

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

None, for the period ending March 31, 2008

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
March 4, 2008
Item 1.02 Termination of a Material Definitive Agreement

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: May 14, 2008	By: /s/ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer