Form 10-Q
period 2008-06-30
SIGNATURE LEISURE INC
filed 2008-08-14
CIK 1135194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER:	000-49600

SIGNATURE LEISURE, INC. (Exact name of small business issuer as specified in its charter)

Colorado	50-0012982

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1375 Semoran Boulevard, Suite 1035
Casselberry, Florida 32707
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer [ ] Non-accelerated filer	[X] Smaller reporting company

[ ]	Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2008: 395,477,965 shares of common stock

SIGNATURE LEISURE, INC. Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Balance Sheet (unaudited)	3
		Statements of Operations (unaudited)	4
		Statements of Cash Flows (unaudited)	5
		Notes to the Consolidated Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	10
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item	4T.	Controls and Procedures	13
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	15
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits and Reports on Form 8-K	15
SIGNATURES			16

SIGNATURE LEISURE, INC. Condensed Consolidated Balance Sheet June 30, 2008

	June 30,	December 31,
	2008	2007

	(Unaudited)
Assets
Current assets:
Cash	$38,243	$33,902
Accounts receivable	-	19,989
Deposits	-	5,425
Investment in marketable securities	4,463	283,125
Notes receivable	50,000	50,000
Accrued interest	3,820	1,260
Inventory	7,849	7,848

Total current assets	104,375	401,449

Equipment, less accumulated depreciation of $2,234 and $1,901	2,767	2,296
Intangible assets, net of accumulated amortization	-	832

Total assets	$107,142	$404,577

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,681	$198,415
Accrued liabilities	-	1,227
Accrued liabilities – related party	493,477	695,695
Line of credit	-	18,126
Note payable - related party	350,872	129,879
Notes payable	25,000	-
Accrued interest payable	8,102	2,644

Total current liabilities	894,132	1,045,986

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
395,477,965 and 234,477,965 shares issued and outstanding, respectively	39,548	23,448
Additional paid-in capital	7,281,914	7,108,013
Treasury Stock, 932,000 shares, at cost	(26,673)	(26,673)
Retained deficit	(8,081,779)	(7,746,197)

Total shareholders' equity	(786,990)	(641,409)

Total liabilities and shareholders’ deficit	$107,142	$404,577

See notes to condensed consolidated financial statements.

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Six Months Ended
		June 30,	June 30,
	2008	2007	2008	2007

Revenues:
Consulting	$16,389	$655,000	$ 16,389	$715,000
Service revenues	-	-	-	-

Total revenue	16,389	655,000	16,389	715,000

Operating expenses:
Subcontract	24,300	32,280	54,400	34,340
Selling, general and administrative	137,660	174,848	310,751	555,803

Total operating expenses	161,960	207,128	365,151	590,143

Operating income (loss)	(145,571)	447,872	(348,762)	124,857

Interest income	1,391	1,894	2,666	15,266
Gain (loss) on sale of marketable securities	69,569	(46,804)	115,423	(15,029)
Unrealized gain (loss) on marketable securities	(725)	98,824	(84,146)	170,219
Interest expense	(10,011)	(12,886)	(20,723)	(22,990)

Income (loss) before income taxes	(85,347)	488,900	(335,582)	272,323

Provision for income taxes	-	-	-	-

Net income (loss)	$(85,347)	$488,900	$ (335,582)	$(272,323)

Weighted average income (loss) per share:
Basic and diluted	$(0.00)	$0.00	$ (0.00)	$0.00

Weighted average number of
common shares outstanding	275,148,295	232,792,845	259,466,976	230,016,499

See notes to condensed consolidated financial statements.

SIGNATURE LEISURE, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATIONS

Net loss	$ (335,582)	$272,323
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Stock issued for services	-	128,313
Depreciation and amortization expense	1,166	3,819
(Gain) loss on sale of equity securities	(115,423)	15,029
Unrealized (gain) loss on investments	84,186	(170,219)
Changes in assets and liabilities:
Accounts receivable	19,889	-
Notes receivable	-	(360,000)
Accrued interest receivable	(2,560)	(1,894)
Inventory and other current assets	5,424	-
Accounts payable	(181,734)	(10,778)
Accrued liabilities	207,548	-
Accrued interest payable	5,458	1,849
Accrued salaries and related expenses	-	279,200

Net cash provided by (used in) operating activities	(311,628)	157,642

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equity securities	(155,500)	(996,136)
Proceeds from sale of equity securities	465,399	696,615
Purchase of computer equipment	(804)	-
Proceeds from sale of computer	-	864

Net cash provided by (used in) investing activities	309,095	(298,657)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	25,000	18,985
Repayments of borrowings	(18,196)	(445)
Proceeds from loans from related parties	-	124,349
Repayments of loans from related parties	-	(69,060)

Net cash provided by financing activities	6,874	73,829

Net change in cash	4,341	(67,186)
Cash at beginning of period	33,902	83,479

Cash at end of period	$38,243	$16,293

Supplemental disclosure of cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

Non cash transactions:
Stock issued for services	$-	$128,313

Stock issued for payment for debt	$25,000	$-

Stock issued for payment of debt to related party	$165,000	$-

See notes to condensed consolidated financial statements.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

Description of organization

Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the six months ended June 30, 2008 and 2007: On February 15, 2005, the Company acquired assets from Parker Productions for the purpose of providing modeling and event staffing services.

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

Management may also consider other opportunities as additional or alternative means to develop revenue for the company. Consolidation The condensed consolidated financial statements for the six months ended June 30, 2008 and 2007 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

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

During the six months ended June 30, 2008, the Company executed promissory notes to its president totaling $245,993 as reimbursement for payment of expenses. The note carried a 12% interest rate and is due on demand.

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

Accrued liabilities – related party

Under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at June 30, 2008 for the auto allowance totaled $25,333, which is included in “Accrued liabilities-related party”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in “Accrued liabilities-related party”.

For the six months ended June 30, 2008, accrued salaries totaled $251,667 of which $251,667 was owed to the Company’s President. These accruals are included in “Accrued liabilities-related party”.

As of June 30, 2008, accrued interest expense on the Note payable to the Company’s President was $66,476. This accrual is included in “Accrued liabilities-related party”.

In June 2008, the Company issued 150,000,000 shares of common stock valued at $165,000 in partial payment of accrued salary.

SIGNATURE LEISURE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments

The Company had previously acquired equity securities in a finite number of investment opportunities. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at June 30, 2008 and 2007 was $7,381 and $285,091, respectively. The total market value at June 30, 2008 and 2007 was $4,463 and $455,310, respectively. The Company recorded an unrealized gain (loss) on equity investments of $(84,186) and $170,219 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007 the Company had realized gains (losses) of $115,423 and $(15,029), respectively, from the sale of equity securities. The company has subsequently divested itself of these investments. The company intends to refrain from any significant investment activities until such time as our assets are more substantial. The Company shall then maintain its investing activities to a level below 40% of those total assets so that we do not inadvertently become subject to the Investment Company Act of 1940.

Note 5 – Line of credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75% . The remaining unused line of credit available at June 30, 2008 was $20,000. The line of credit was paid off in April 2008.

Note 6 – Notes payable

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. During January 2008 the Company issued 11,000,000 shares of common stock in payment of this debt.

On January 24, 2008 the Company borrowed an additional $25,000 from KCG Capital, Ltd. The note is due June 30, 2008. The note is in default as of June 30, 2008.

Note 7 – Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 8 – Common stock

Preferred stock

Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at June 30, 2008.

Stock-based compensation plan

During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of June 30, 2008, the Company has issued all shares under the plan. Shares issued for services are recorded at the fair value of the services provided.

Standby Equity Distribution Agreement

During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 17,522,954 shares have been issued at a value of $692,719 under the Agreement through June 30, 2008.

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

In February of 2008 the Company declared a dividend to its shareholders of the 2,400,000 shares of preferred stock in Revenge Designs, Inc. The dividend is payable to shareholders of record on April 7, 2008. The shares were issued in May 2008.

SIGNATURE LEISURE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending June 30, 2008 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company; and, an investor relations and business consulting segment, a Minnesota based corporation under the name of Signature Leisure, Inc.

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

Signature Leisure, Inc. (Investor Relations Division)

Signature Leisure, Inc. operations are being developed as investor relations and consulting business. The Company has formed a Minnesota based corporation under the name of Signature Leisure, Inc. Signature presently has offices in Champlain, MN. This business segment was started in January 2007.

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

SIGNATURE LEISURE, INC.

E Cubed Technologies

E Cubed Technologies has business operations in the greater Orlando, Florida area. We are an authorized dealer for DocStar, one of the leading document imaging solution builders. DocSTAR, which is a product of AuthentiDate, Inc., provides clients with a document imaging and retrieval solution. DocSTAR (Document Storage and Retrieval) offers software products for the document imaging industry with a suite of software solutions that securely scans stores and retrieves documents.

As per our agreement with DocSTAR, the counties of Orange, Seminole, Volusia, Brevard, Lake, and Osceola in the state of Florida are our direct market territories. Clients outside of that area would require us to involve DocSTAR corporate and, in many cases, another DocSTAR partner. The agreement does not prohibit us from selling and servicing other products. The agreement does not have minimum requirement for sales over any period of time. The agreement can be terminated by either party at anytime for any reason. In the event that DocSTAR terminates the agreement we will have a period of twelve months to continue servicing clients owing to the incidental fact that any particular client may have an existing service contract in place with us that may not have yet expired.

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
Parker Productions (Event Staffing)
- Stephen W. Carnes, President
- Cynthia Wainwright, Administrative Assistant
E Cubed Technologies (Information Technology Services)
- Stephen W. Carnes, Sales Director

Parker Productions, Inc. maintains a list of independent contractors for use at tradeshows and promotional events, these contractors used on a random basis wholly dependent upon client need. All independent contractors are contracted on an "as needed" basis.

SIGNATURE LEISURE, INC.

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2008

The Company reports a net loss from operations of $85,347 for the three-month period ending June 30, 2008. Selling, general and administrative expenses totaled $137,660. Subcontract expenses were $24,300. Revenues for the period totaled $16,389. Operating losses were significantly influenced by gain on the sale of marketable securities during the period of $69,569. The total for these operating expenses and the subsequent operating loss for the three-month period ending March 31, 2008 was $335,582.

The Company reported a net gain from operations of $488,900 for the three-month period ending June 30, 2007. Selling, general and administrative expenses for the period were $174,848. Subcontract expenses were $32,280. Revenues for the period totaled $655,000. The total for these operating expenses and the subsequent operating loss for the three-month period ending March 31, 2007 was $272,323.

The Company reports no revenue income for the three months ended March 31, 2008; revenue income for the three months ended June 30, 2008 was $16,389; all revenues for the period were from consulting.

Liquidity and Capital Resources

During the six months ended June 30, 2008 the Company's cash position increased by $4,341. Net cash used in operating activities totaled $311,628; net cash provided by investing activities was $309,095; and, net cash provided by financing activities was $6,874.

Results of Operations

The company has, subsequent to the three month period ended June 30, 2008, divested itself of equity investments obtained in prior periods. The company intends to refrain from any significant investment activities until such time as our assets are more substantial. The Company shall then maintain its investing activities to a level below 40% of those total assets so that we do not inadvertently become subject to the Investment Company Act of 1940.

The company has changed policy regarding activities that could be considered investing activities due to a potential issue of the company inadvertently falling under the requirements of the Investment Company Act of 1940. It was never the company’s intention to be an investment company, nor had we ever held ourselves out to be such a company.

We had begun to develop more significant revenue through the operations of our business segment which provides consulting services. We had previously accepted equity as payment for some services in this segment of operation and as a result of our revised policies will not be accepting equity as a form of payment. This could negatively impact our ability to develop revenues in this segment as many potential clients have limited cash and in many instances would prefer to pay for services in some part with equity.

We cannot anticipate at this time when enough positive internal operating cash flow will develop to sustain operations. Until such time as we can generate sustained and substantial revenues we will rely on additional financing to maintain operations. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

SIGNATURE LEISURE, INC.

We anticipate that we may incur additional operating losses over the next twelve months. Our sources of revenue, as compared to our prior operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their development stage. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Stephen Carnes and with the assistance of Terry L. Johnson, CPA our outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

We have indentified and tested the internal control procedures based on the referenced guidance. We have indentified weaknesses regarding the fact that the company has only three employees, one of which does the accounting and bookkeeping for the company. To mitigate this weakness all transactions are approved by the Chief Financial Officer or outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

SIGNATURE LEISURE, INC.

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

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the six months ended June 30, 2008 and we have tested the effectiveness of these disclosure controls and procedures. The Company has indentified weaknesses regarding the fact that the company has only three employees, one of which does the accounting and bookkeeping for the company. This material weakness could materially affect the Company’s control over financial reporting. To mitigate this weakness all transactions are approved by the Chief Financial Officer or outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.

SIGNATURE LEISURE, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending June 30, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ending June 30, 2008:

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd.

During January 2008 the Company issued 11,000,000 shares of common stock in payment of this debt. In June 2008, the Company issued 150,000,000 shares of common stock valued at $165,000 in partial payment of accrued salary for the Company’s President.

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

Item 3. Defaults Upon Senior Securities

On January 24, 2008 the Company borrowed $25,000 from KCG Capital, Ltd. The note was due June 30, 2008. The note is in default as of June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None, for the period ending June 30, 2008

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Signature Leisure, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K None, for the period ending June 30, 2008

SIGNATURE LEISURE, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: August 13, 2008	By: /s/ Stephen W. Carnes, President

Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer