Form 10-Q
period 2008-09-30
SIGNATURE LEISURE INC
filed 2008-11-13
CIK 1135194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From June 1, 2008 To September 30, 2008

Signature Leisure, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	50-0012982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1375 Semoran Boulevard, Suite 1035
Casselberry, Florida 32707

(Address of principal executive offices)

(407) 599-2886

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price ($0.0007), which the common equity was last sold, as of September 30, 2008 was $94,144.

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2008:
395,477,965 shares of common stock

SIGNATURE LEISURE, INC.
TABLE OF CONTENTS

SIGNATURE LEISURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash	$24,060	$33,902
Accounts receivable	-	19,889
Deposits	-	5,425
Investment in marketable securities	4,463	283,125
Notes receivable	50,000	50,000
Accrued interest	4,753	1,260
Inventory	7,848	7,848
Total current assets	91,124	401,449

Equipment, less accumulated depreciation of $2,863 and $1,901	2,137	2,296

Intangible assets, net of accumulated amortization	-	832

Total assets	$93,261	$404,577

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$22,385	$198,415
Accrued liabilities	-	1,227
Accrued liabilities-related party	824,098	695,695
Line of credit	-	18,126
Note payable-related party	104,879	129,879
Notes payable	25,000	-
Accrued interest payable	10,966	2,644
Total current liabilities	987,328	1,045,986

Shareholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized; 395,477,965 and 234,477,965 shares issued and outstanding, respectively	39,548	23,448
Additional paid-in capital	7,281,914	7,108,013
Treasury stock, 932,000 Shares, at cost	(26,673)	(26,673)
Retained deficit	(8,188,856)	(7,746,197)
Total shareholders' equity	(894,067)	(641,409)

Total liabilities and shareholders' equity	$93,261	$404,577

See notes to condensed consolidated financial statements

SIGNATURE LEISURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Consulting	$-	$36,000	$16,389	$751,000
Sales	550	18,690	550	18,690
			-	-
Total revenue	550	54,690	16,939	769,690

Operating expenses:
Subcontract	7,500	100,116	99,050	126,566
Selling, general and administrative	90,185	224,517	364,496	767,762
Total operating expenses	97,685	324,633	463,546	894,328
Operating income (loss)	(97,135)	(269,943)	(446,607)	(124,638)

Interest income	965	10,338	3,631	13,453
Gain on sale of marketable securities	-	179,753	115,423	164,724
Unrealized gain(loss) on marketable securities	-	358,334	(84,186)	541,410
Interest expense	(10,907)	-	(30,920)	(32,303)
Income (loss) before income taxes	(107,077)	278,482	(442,659)	562,646

Provision for income taxes	-	-	-	-
Net income (loss)	$(107,077)	$278,482	$(442,659)	$562,646

Weighted average income (loss) per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of common shares outstanding	395,477,965	234,477,965	305,134,899	231,519,998

See notes to condensed consolidated financial statements

SIGNATURE LEISURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATIONS
Net income (loss)	$(442,659)	$562,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued for services	-	128,313
Depreciation and amortization expense	1,796	5,651
(Gain)loss on sale of equity securities	(115,423)	(164,724)
Unrealized (gain)loss on investments	84,186	(541,410)
Changes in assets and liabilities:
Accounts receivable	19,889	(19,889)
Notes receivable	-	-
Accrued interest receivable	(3,493)	-
Inventory and other current assets	5,424	(20,925)
Accounts payable	(176,030)	58,289
Accrued liabilities	(1,227)	-
Accrued interest payable	30,920	32,302
Accrued salaries and related expenses	193,800	343,800

Net cash provided by (used in) operating activities	(402,817)	384,053

CASH FLOWS USED IN INVESTING ACTIVITES
Purchase of equity securities	(155,500)	(1,568,703)
Proceeds from sale of equity securities	465,399	1,213,210
Payment for loan to Revenge Designs, LLC	-	(32,000)
Purchase of computer equipment	(804)	(1,475)
Proceeds from sale of computer	-	864

Net cash provided by (used in) investing activities	309,095	(388,104)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from borrowings	25,000	67,826
Purchase of treasury stock	-	(25,622)
Repayments of borrowings	(18,126)	(2,459)
Proceeds from loans from related parties	131,624	138,219
Repayments of loans from related parties	(54,618)	(232,636)

Net cash provided by financing activities	83,880	(54,672)

Net change in cash	(9,842)	(58,723)
Cash, beginning of period	33,902	83,479
Cash, end of period	$24,060	$24,756

Interest paid	$-	$-

Income tax paid	$-	$-

Non cash transactions:
Stock issued for services	$25,000	$128,313

Stock issued for payment of debt to related party	$165,000	$128,313

See accompanying notes to consolidated financial statements

SIGNATURE LEISURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 − Nature of business and significant accounting policies

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

Description of organization
Signature Leisure, Inc. (referred to as “Signature” or the “Company”) has been focused on the following operations during the nine months ended September 30, 2008 and 2007:

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

Consolidation
The condensed consolidated financial statements for the nine months ended September 30, 2008 and 2007 included in this report include the activities of Signature Leisure, Inc. and its wholly-owned subsidiaries, Parker Productions, Inc., E Cubed Technologies, Inc. and Signature Leisure, Inc. (Minnesota). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 − Related party transactions

Notes payable
The following notes were issued to the Company’s president and sole director and are included in the accompanying financial statements as “Note payable-related party”.

During the nine months ended September 30, 2008, the Company executed promissory notes to its president totaling $332,498 as reimbursement for payment of expenses. The note carries a 12% interest rate.

On September 29, 2006 K & L International loaned the Company $50,000. Payments of interest only at 15% of the unpaid balance began on January 15, 2007 and continue quarterly on the 15th day of the first month of each subsequent quarter. The note matures on October 31, 2008. In January 2007, the interest payment was extended to April 15, 2007. In September 2007 K & L International loaned the Company $47,000 and combined the notes and accrued interest as of September 30, 2007 into one convertible note totaling $104,879. Interest accrues at 10%. Accrued interest totaled $10,966 at September 30, 2008. Principle and interest are payable when the note matures on December 31, 2008. The note can be paid in either cash or can be converted at the lenders discretion into common stock of the borrower at a discount of 50%(fifty percent) of the closing bid price of the borrower’s stock price on the day prior to the date of the conversion notice. The beneficial conversion was recorded as interest expense of $78,659 through additional paid in capital.

Accrued liabilities-Related Party
Under the terms of the employment agreement, the president and sole director was awarded a monthly auto allowance of $700 per month and opportunities to receive performance-based bonuses. The balance owed at September 30, 2008 for the auto allowance totaled $27,433, which is included in “Accrued liabilities-related party”.

On January 18, 2007 the Company accrued a bonus to its president and sole director of $150,000 for the formation of a new business entity. This accrual is included in “Accrued liabilities-related party”.

For the nine months ended September 30, 2008, accrued salaries totaled $314,167 of which $314,167 was owed to the Company’s President. These accruals are included in “Accrued liabilities-related party”.

As of September 30, 2008, accrued interest expense on the Note payable to the Company’s President was $74,518. This accrual is included in “Accrued liabilities-related party”.

In June 2008, the Company issued 150,000,000 shares of common stock valued at $165,000 in partial payment of accrued salary.

Note 4 − Investments

The Company may purchase equity securities from its investor relations clients. These investments are classified as trading securities. The investments are recorded at market value. The cost of the investments held at September 30, 2008 and 2007 was $7,381 and $403,246, respectively. The total market value at September 30, 2008 and 2007 was $4,463 and $944,656, respectively. The Company recorded an unrealized gain (loss) on equity investments of $(84,186) and $541,410 for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 the Company had realized gains of $115,423 and $164,724, respectively, from the sale of equity securities.

Note 5 − Line of Credit

The Company borrowed $20,000 on a MasterCard business line of credit. The interest rate is Prime plus 7.75%. The remaining unused line of credit available at September 30, 2008 was $20,000. The line of credit was paid off in April 2008.

Note 6 – Notes payable

On July 5, 2007 the Company borrowed $25,000 from KCG Capital, Ltd. During January 2008 the Company issued 11,000,000 shares of common stock in payment of this debt.

On January 24, 2008 the Company borrowed an additional $25,000 from KCG Capital, Ltd. The note is due June 30, 2008. The note is in default as of September 30, 2008.

Note 7 − Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 8 − Common Stock

Preferred stock
Preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. The Company is authorized to issue 10,000,000 of its $0.001 par value preferred stock. No preferred stock was issued and outstanding at September 30, 2008.

Stock-based compensation plan
During the year ended December 31, 2004, the Company adopted a stock compensation plan in order to provide compensation to consultants, advisors and employees. On January 24, 2006, the Company amended the stock compensation plan in order to provide additional compensation to consultants, advisors and employees. The plan was amended to add 20,000,000 shares. The plan will terminate when the last of the 20,000,000 allocated shares is granted or in August 2014, whichever is earlier. As of September 30, 2008, the Company has issued all shares under the plan. Shares issued for services are recorded at the fair value of the services provided.

Standby Equity Distribution Agreement
During October 2004, the Company entered into a Standby Equity Distribution Agreement (the “Agreement”) with Katalyst Capital Group Ltd (Katalyst). Under the terms of the Agreement, Katalyst has committed to purchase up to $5 million of the Company’s common stock over the course of 24 months after an effective registration of the Company’s common stock. Any purchases are to be issued under the securities laws of the United States under Regulation D. The purchase price has been set at 99% of the market price, which is to be calculated based on the lowest daily volume weighted average price of the stock over the five trading days following the Company’s funding request. The registration of the Company’s common stock took effect in June of 2006. 17,522,954 shares have been issued at a value of $692,719 under the Agreement through September 30, 2008.

Note 9 – Loan and equity purchase agreement

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

Note 10 – Subsequent Event

In October 2008 the Company, received payment in full on the note receivable plus accrued interest from the sale of the Revenge Designs, LLC note receivable in October 2007.

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

Summary of Operations

The business of Signature Leisure, Inc. during the period ending September 30, 2008 included the operations of Parker Productions, Inc., a modeling and event staffing business, E Cubed Technologies, an information technology services company; and, an investor relations and business consulting segment, a Minnesota based corporation under the name of Signature Leisure, Inc.

The continued focus of operations for the next 12-month period will be primarily the operations of Signature Leisure, Inc. (Investor Relations Division). E Cubed Technologies and Parker Productions are currently functioning operating units but have not historically generated significant revenues. Signature Leisure, Inc. expects to use profits from each operating units' operations to maintain and grow the operations of each operating unit. Parker Productions operates as a modeling and event staffing business. The individual models and staff that we provide to our clients operate as independent contractors. E Cubed Technologies is a network technologies service company, which is currently an authorized reseller of Dell products. Signature Leisure, Inc., investor relations and consulting division operations began in January 2007 and will continue to be developed as our primary business segment in 2008.

Signature Leisure, Inc. (Investor Relations Division)

Signature Leisure, Inc. continues to develop operations as an investor relations and consulting business. The Company, in January 2007, formed a Minnesota based corporation, also under the name of Signature Leisure, Inc. Signature maintains offices in Champlain, MN.

Signature is providing customers with two basic forms of service. The first is providing investor relations services for publicly traded companies. Signature represents client companies as their primary point of contact for their investors. We field phone calls and emails from investors so the management of our client companies can focus on operating and growing their businesses rather than fielding inquiries from investors. Presently, we are focused on developing a list of clients that are listed on either the Pink Sheets or the Over-The-Counter Bulletin Boards.

The second form of services is in the form of providing privately held companies with general business consulting services. Signature assists client companies with various projects and business management services. In addition, Signature provides services relating to business structure and organizational management, corporate planning and strategic growth management.

Due to the economic slowdown of the economy in general, and the downturn of the economic markets, the expansion and growth in this area has been nominal.

Parker Productions

Parker Productions, Inc. is a modeling and event staffing business. The individual models and staff that the Company provides to clients operate as independent contractors to the Company.

Parker Productions generates revenues by contracting models and event staff for client companies and organizations to utilize for special events and promotions. Some projects are billed as a flat fee for the entire promotional project; however, the majority are single event contracts, for which we charge the client a premium rate per hour for the contracted staff.

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

Parker Productions, Inc. maintains a list of independent contractors for use at tradeshows and promotional events, these contractors are used on a random basis wholly dependent upon client need. All independent contractors are contracted on an "as needed" basis.

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2008

The Company reports a net loss from operations of $107,077 for the three-month period ending September 30, 2008. Selling, general and administrative expenses totaled $90,185. Subcontract expenses were $7,500 for the same time period.

The Company reported $550 in revenue as a result of sales for the three months ended September 30, 2008. The company experienced a net loss before taxes of $107,077.

Results of Operations for the Nine-Months Ended September 30, 2008

The Company reports a net loss from operations of $442,659 for the nine-month period ending September 30, 2008. Selling, general and administrative expenses totaled $364,496. Subcontract expenses were $99,050 or the same time period. Revenues for the period totaled $16,939.

The Company reported $550 in revenue as a result of sales for the nine months ended September 30, 2008. The company experienced a net loss before taxes of $442,659.

Liquidity and Capital Resources

During the nine months ended September 30, 2008 the Company's cash position decreased by $9,842. Net cash used in operating activities totaled $402,817; net cash provided by investing activities was $309,095; and, net cash provided by financing activities was $83,880.

Results of Operations

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

We had begun to develop more significant revenue through the operations of our business segment, which provides consulting services. We had previously accepted equity as payment for some services in this segment of operation and as a result of our revised policies; we will no longer be accepting equity as a form of payment. Our new policy to no longer accept equities as payment for services could negatively impact our ability to develop revenues in this segment as many potential clients have limited cash and in many instances would prefer to pay for services in some part with equity.

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

For complete financial information, please see the enclosed financial statements and the accompanying notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending June 30, 2008

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

On January 24, 2008 the Company borrowed $25,000 from KCG Capital, Ltd. The note was due June 30, 2008. The note is in default as of September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None, for the period ending September 30, 2008

Item 5. Other Information

There was no information required to be disclosed on Form 8-K during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Signature Leisure, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

None, for the period ending September 30, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature Leisure, Inc.

Date: November 13, 2008	By:	/s/ Stephen W. Carnes, President
Stephen W. Carnes, President
Principal Executive Officer
Principal Accounting Officer